Form 10-K
period 2021-06-30
Intapp, Inc.
filed 2021-09-15
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40550

Intapp, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-1467620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3101 Park Blvd Palo Alto, CA 94306	94306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 852-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	INTA	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of September 7, 2021 was 60,678,447.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Item 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K incorporates by reference where indicated certain sections of the definitive proxy statement for Intapp, Inc.’s 2022 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and “Business” under Part I, Item 1, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements about:

•	our inability to continue our growth at or near historical rates;

•	our history of losses;

•

impact of the COVID-19 pandemic on U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;

•	data breaches, unauthorized access to client data or other disruptions of our solutions;

•	U.S. and global market and economic conditions, particularly adverse to our targeted industries;

•	the length and variability of our sale cycle;

•	our ability to compete in highly competitive markets;

•	additional complexity, burdens, and volatility in connection with our international sales and operations;

•	our ability to incur indebtedness in the future;

•	third parties may assert we are infringing or violating their intellectual property rights; and

•	the other risks and uncertainties described under “Risk Factors.”

In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

This Form 10-K contains market data and industry forecasts that involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Form 10-K is generally reliable, such information is inherently imprecise.

You should read the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. Business.

Overview

Intapp is a leading provider of industry-specific, cloud-based software solutions for the professional and financial services industry globally. We empower the world’s premier private capital, investment banking, legal, accounting, and consulting firms with the technology they need to meet rapidly changing client, investor, and regulatory requirements, deliver the right insights to the right professionals, and operate more competitively.

Our Intapp Platform is purpose-built to modernize these firms. The platform facilitates greater team collaboration, digitizes complex workflows to optimize deal and engagement execution, and leverages proprietary AI to help nurture relationships and originate new business. By better connecting their most important assets—people, processes, and data—our platform helps firms increase client fees and investment returns, operate more efficiently, and better manage risk and compliance.

The professional and financial services industry is one of the largest sectors in the global economy. Firms in this industry operate in a highly connected ecosystem, providing valuable expertise, insight, and advice to a broad range of companies across multiple transactions and engagements. The industry is competitive and uniquely structured around highly experienced partners and professionals who leverage knowledge, intellectual capital, and relationships to succeed, as opposed to providing physical goods. Firms must manage an intricate web of complex, non-linear relationships spread across various functions, processes, and personnel while also navigating an ever-changing regulatory environment.

Historically, firms in the professional and financial services industry have either relied on internally built technology solutions and legacy on-premises software or attempted to use horizontal software providers for their industry-specific technology needs. Internally built or legacy solutions tend to be outdated, expensive, and cumbersome to maintain, while horizontal solutions do not align well with how these firms operate and require heavy customization. As a result, we believe these firms are increasingly embracing industry-specific software and AI technology to achieve improved levels of growth, investment, returns, productivity, risk management, and a differentiated experience for their clients, teams, and investors.

Our deep understanding of the professional and financial services industry has enabled us to develop a suite of solutions on the Intapp Platform tailored to address these challenges faced by firms. We offer two solutions:

DealCloud is our deal and relationship management solution for financial services firms. The solution manages firms’ market relationships, prospective clients and investments, current engagements and deal processes, and operations and compliance activities, allowing investors and advisors to react faster, make better decisions, and execute the best deals. For investment banks and advisory firms, this helps enhance their coverage models, achieve greater win rates, and drive higher success fees. For investors, this helps increase origination volume, support investment selection, and drive greater returns.

OnePlace is our solution to manage all aspects of a professional services firm’s client and engagement lifecycle. The solution improves client strategy and targeting, business development and origination, and work delivery, increasing financial performance and regulatory compliance. Professionals make better decisions faster by leveraging more institutional knowledge from across the firm.

We believe our solutions provide us with a competitive advantage, driven by our deep domain expertise gained over 20 years of serving professional and financial services firms. We have cultivated difficult-to-replicate, privileged access to these firms to develop thorough expertise in how they work and what they need. Clients value our scalable platform’s differentiated domain expertise, purpose-built capabilities, comprehensive end-to-end offering, data-driven AI insights, and industry brand. Our client base represents many of the world’s premier professional and financial services firms, including 96 of the Am Law 100 law firms, 7 of the Top 8 accounting firms, and over 1,000 private capital and investment banking firms.

We sell our software on a subscription basis through a direct enterprise sales model. As of June 30, 2021, we had over 1,900 clients. Our business has historically grown through a combination of expanding within our existing client base—including additional users and capabilities—and selling to new clients. We have had success in driving clients to further adoption, and currently have 31 clients with contracts greater than $1 million of ARR. With our scalable, modular cloud-based platform, we believe we are well positioned to continue our growth.

Our platform

Our Intapp Platform is purpose-built to modernize these firms. The platform facilitates greater team collaboration, digitizes complex workflows to optimize deal and engagement execution, and leverages proprietary AI to help nurture relationships and originate new business. By better connecting their most important assets—people, processes, and data—our platform helps firms increase client fees and investment returns, operate more efficiently, and better manage risk and compliance.

Our deep understanding of the professional and financial services industry has enabled us to develop a suite of solutions on the Intapp Platform tailored to address these challenges faced by firms.

We offer these solutions through an integrated platform that features three key categories of capabilities: a low code, tailored and configurable user experience (UX) based on industry-specific templates, modern AI and intelligence applied to high-value domain-specific use cases, and a specialized data architecture based on an industry graph data model that accurately reflects the unique firm operating model.

Industry solutions

Our solutions enable private capital, investment banking, legal, accounting, and consulting firms to realize the benefits of modern AI and cloud-based architectures for their most critical business functions without compromising industry-specific functionality or regulatory compliance. We have two brands with which we go to market:

•

DealCloud is our deal and relationship management solution for financial services firms. The solution manages firms’ client relationships, prospective clients and investments, current engagements and deal processes, and operations and compliance activities, allowing investors and advisors to react faster, make better decisions, and execute the best deals. For investment banks and advisory firms, this helps enhance their coverage models, achieve greater win rates, and drive higher success fees. For investors, this helps increase origination volume, support investment selection, and drive greater returns.

•

OnePlace is our solution to manage all aspects of a professional services firm’s client and engagement lifecycle. The solution improves client strategy and targeting, business development and origination, and work delivery, increasing financial performance and regulatory compliance. Professionals make better decisions faster by leveraging more institutional knowledge from across the firm.

Intapp Platform

Our solutions are built on a single platform, taking advantage of shared capabilities tailor-made for the unique requirements of firms. Key features include:

Low-code configurability and personalized UX

Our configurable UX capabilities allow technical and non-technical users to rapidly tailor our applications to meet their specific needs. These capabilities enable our clients to make meaningful changes to their user experience, processes, or business rules with drag-and-drop configuration features and functionality without having to perform custom coding. The flexibility of this framework enables firms to maximize their agility, easily adapting the software to match the frequent changes in their business.

We leverage our deep domain expertise in professional and financial services to create and provide our clients access to pre-built industry-relevant configuration templates, which we call industry blueprints, that are designed precisely for how these firms and their professionals operate. By mapping the user interface, data model, and workflows of our platform to firms’ unique industry and organizational requirements, we can deliver smart, personalized experiences by practice area, asset class, investment strategy, sector, industry, and geography.

Applied artificial intelligence

Industry-specific AI is embedded throughout our platform and solutions to help professional and financial services firms use their vast amounts of data to optimize critical processes and make better, faster decisions. The applications of AI span a wide range across firm operations, from strategy and business development through to risk and compliance and work execution. Examples include:

•	Automatically analyzing all past engagements by shared characteristics, to derive data-validated intelligence that can be used to improve pricing strategies, and optimize staffing levels.
•	Enhancing conflicts review on matters with large number of parties, for example, bankruptcies or restructuring, to accelerate conflicts clearance and help firms open matters faster with fewer errors.
•	Capturing billable activities to find missing time and automatically fill out timesheets to reduce revenue leakage, minimize write-offs, and accelerate cash and collections.

Industry-specific data architecture

Our platform includes several key data management capabilities that help firms more effectively capture and leverage their critical data using a system of record that reflects the unique operating model of professional and financial services. These capabilities include:

•

Specialized industry graph data model. Our specialized industry data model is purpose-built to capture the complex relationships as well as the specialized knowledge and experience unique to professional and financial services. The platform creates many-to-many data linkages that connect professionals with prospective clients, investors and target portfolio companies and assets. Our solutions leverage these linkages to provide personalized analysis and insights for each professional that reflects his or her unique area of specialty, including client industry, asset class, investment strategy, geography, transaction type, and others.

•

Low-code integration platform. Intapp Integration Service is a core capability of our platform that provides cloud-native and easy-to-use, enterprise class integration to connect any application, any data, anywhere across firms without requiring any code. The solution helps firms overcome data silos and easily move information between systems, including within our platform. Intapp Integration Service includes more than 100 industry-specific connectors, as well as extensive built-in workflow and automation capabilities tailored to the unique needs of professional and financial services firms.

•

Market intelligence in one place. Our platform combines proprietary and third-party market data, transforming it into institutional knowledge that gives dealmakers and other professionals a competitive advantage through better market intelligence. Professionals can easily run complex reports, analyze industry trends, and evaluate potential synergies in the same place where they originate new business and manage relationships. With better real-time, actionable market data, investors can source and close deals that best match their investment thesis and strategy, advisory professionals can quickly develop proprietary relationships and coverage strategies with companies that match previous transactions, and lawyers can more accurately identify white space opportunities with global clients to grow their relationships.

Key benefits of our solution

Our platform solutions help professional and financial services firms to:

•

Increase revenues and investment returns. Our clients leverage Intapp’s solutions to increase their revenues and investment returns by improving their origination and business development effectiveness, optimizing market coverage, and helping nurture key relationships to ensure time is spent with the right people and that those relationships convert into business. Our solutions provide firms with a single source of truth and 360 degrees views of key clients, related investments, potential new clients and investments, and prospective deals, giving partners, professionals, and dealmakers a competitive advantage in the market.

•

Operate more efficiently and profitably. Our solutions help clients increase efficiency and profitability by streamlining and automating the many functions required to originate deals and deliver work. Using Intapp’s workflow, analytics, and AI capabilities, firms can connect and operationalize their formerly disjointed engagement and deal lifecycle, eliminating manual processes, reducing duplicative data entry, and scaling to support growing businesses with less overhead. This focus includes critical processes such as investor relations, business development, conflicts clearance and business acceptance, engagement planning and resourcing, and billing and collections. Our cloud-based delivery model also reduces firms’ operating costs by eliminating their need to own, upgrade, and support the solutions or associated hardware infrastructure.
•

Manage risk and compliance more effectively. Our solutions help firms reduce regulatory, financial, and reputational risk through workflow and automation, AI, predictive analytics, and rules-based risk scoring. Using Intapp, risk and compliance teams can work seamlessly together with front office professionals, all within the Intapp Platform, to quickly assess new business opportunities, clear and manage conflicts and independence issues, easily establish ethical walls, prepare for regulatory or client audits, and dynamically respond to rapidly changing regulatory landscapes and the firm’s overall risk posture.

•

Leverage collective knowledge for competitive advantage. Our solutions provide a competitive advantage to firms by helping leverage their immense, but often under-utilized, collective knowledge. With integrated and connected information about investors, economic sectors, deals, clients, engagements, and relationships, combined with relevant third-party data, firm professionals are armed to make better, faster decisions, with better market insights and the knowledge with which to develop stronger relationships and increased business from clients, potential new clients, investors, and potential new investors.

Our growth strategies

The key components of our growth strategy are:

•

Capitalize on a generational shift to the cloud. Mission-critical applications are increasingly being delivered more reliably, securely and cost-effectively via the cloud, which can more readily enable real-time collaboration and provide access to valuable data from anywhere, anytime, on any device. As more professionals embrace cloud technologies, they drive the accelerated adoption of additional cloud capabilities across their firms. We believe we are now in the early stages of a strong adoption cycle of cloud-based solutions by professional and financial services firms, driven in part by the needs of the next generation of professionals for purpose-built technology and software solutions.

•

Expand within our existing client base. We have a deep, longstanding, and trust-based relationship with our clients. Our land-and-expand model generates multi-year growth within our client base, with client lifetimes often spanning more than a decade. Clients typically adopt our modular solution to address a specific use case, and then expand their use by adopting more modules, adding more users, and deploying to other parts of their organization over time.

•

Grow our client base. We believe we are addressing a large, underserved market of firms with high demand for the capabilities we offer, and that we have a significant opportunity to continue to grow our client base. We will continue to invest in our sales and marketing force to target new client opportunities and grow our client base.

•

Add new solutions to our platform. We plan to continue investing in our research and development team to enhance the functionality and breadth of our current solutions, as well as to develop and launch new solutions to address the evolving needs of our clients. In particular, we are continuing to invest resources in extending our AI and data science capabilities to better connect people, processes, and data.

•

Broaden our geographical reach. We believe there is a significant need for our solutions on a global basis and, accordingly, opportunity for us to grow our business through further international expansion. We will continue to broaden our global footprint and intend to establish a presence in additional international markets.

•

Selectively pursue strategic transactions. We have acquired and successfully integrated several complementary businesses that allowed us to enhance our platform, add new technology capabilities, and address new client segments. For example, we acquired DealCloud in 2018 to better target private capital and investment banking clients with cloud-based deal management, pipeline management and CRM functionalities. We will continue to evaluate acquisition opportunities that will help us extend our market leadership and client reach.

Our products

The Intapp Platform for professional and financial services consists of multiple software application suites that were purpose-built to drive core business processes that are critical to accelerating the success of the firm.

•

DealCloud is our deal and relationship management solution for financial services firms. The solution manages firms’ client relationships, prospective clients and investments, current engagements and deal processes, and operations and compliance activities, allowing investors and advisors to react faster, make better decisions, and execute the best deals. For investment banks and advisory firms, this helps them enhance their coverage models, achieve greater win rates, and drive higher success fees. For investors, this helps increase origination volume, support investment selection, and drive greater returns.

•

OnePlace is our solution to manage all aspects of a professional services firm’s client and engagement lifecycle. The solution improves client strategy and targeting, business development and origination, and work delivery, increasing financial performance and regulatory compliance. Professionals make better decisions faster by leveraging more institutional knowledge from across the firm.

We offer DealCloud and OnePlace clients the option to enhance their solution functionality with the following:

•

Third Party Data. Intapp is licensed to resell third-party firmographic and corporate tree datasets from a number of providers. The data from these services is consumed by our solutions via productized integrations, providing important market data to support key firm processes. For example, corporate tree and subsidiary data enables more accurate targeting and business development efforts with existing firm clients. In addition, unique corporate identifiers help risk professionals improve data quality and minimize duplicate entries when clearing conflicts.

Modern, cloud-based architecture

Intapp’s modern cloud-based architecture is purpose-built to meet the specialized needs of the industry. Key capabilities of the platform include:

•

Multi-tenant architecture. Our multi-tenant architecture enables scalability, elasticity, high availability, and security, and provides operational cost efficiencies. Additionally, our internal operations and analytics instrumentation aggregates and leverages client instance and tenant experience captured within our solutions to track uptime and provide clients with real-time cloud status and trust information.

•

Single unified codebase. We develop and release new versions of our solutions to cloud tenants on a common release schedule, with quarterly major releases and monthly maintenance releases. We deploy upgrades rapidly to all of our clients. With this approach, all cloud tenants are always on the latest versions of the software and have immediate access to critical new features, bug fixes, and innovations without the lead time and delays common with traditional on-premises upgrade cycles.

•

Enterprise-grade security. In response to the strict security requirements of professional and financial services firms, Intapp’s SaaS solutions provide tenants with enterprise-grade security, data protection, and control. In Intapp’s SaaS solutions, strict identity and access controls are employed and data is encrypted in transit and at rest. Intapp’s cloud services comply with numerous internationally recognized standards, such as ISO 27001, ISO 27017, ISO 27018, SOC 2, and CSA STAR.

•

Open ecosystem and APIs. Intapp’s platform supports an open ecosystem by creating a centralized data lake and messaging service that integrates with disparate internal data sources and third-party applications and data services. By leveraging Intapp’s open (REST) APIs, client IT departments, other software providers, firm consultants, and partners in Intapp’s ecosystem, can extend the benefits of Intapp’s platform to a broader range of business applications.

Our clients

Intapp is a leading provider of industry-specific, cloud-based software solutions for the professional and financial services industry globally. We serve the world’s premier private capital, investment banking, legal, accounting, and consulting firms. Collectively, more than 1,900 clients, including 96 of the Am Law 100 law firms, 7 of the top 8 accounting firms, and over 1,000 private capital and investment banking firms rely on Intapp solutions to help activate their collective knowledge, navigate complex relationships, and drive growth. No single client represented more than 10% of total revenues in fiscal year 2021.

Sales and marketing

We currently focus on marketing and selling our solutions to professional and financial services firms in North America, Europe, the Middle East, and Asia Pacific. We seek to drive market demand by developing and delivering specific, market-focused solutions to professional and financial service firms.

We primarily generate sales through a direct enterprise sales model. All sales personnel focus on attracting new clients as well as expanding usage within our existing client base. Our sales team is supported by technical sales professionals and subject-matter experts who facilitate the sales process through developing and presenting demonstrations of our solutions after assessing requirements, addressing security and technical questions, and matching client needs with the appropriate solutions. We also have a team of experts who help advise on best practices and methodologies, strategize with respect to operations processes and management structure, and assess value creation and ROI from our solutions.

Our marketing efforts are focused on generating awareness of our solutions, creating sales leads, establishing and promoting our brand, showcasing our thought leadership, and cultivating a community of loyal clients and users. We utilize both online and offline marketing initiatives, including events and industry trade shows, online advertising, webinars, blogs, corporate communications, white papers, and case studies. We cultivate a community of our executive level buyers and influencers though our Advisory Board system.

Client services and client success

After a client contracts to purchase our solutions, we, either directly or working with partners, provide implementation services to assist the client in the deployment of those solutions. We utilize best practices developed over our history in implementing our solutions for each client, including providing templates and industry-relevant templates to accelerate adoption and delivering a purpose-built configuration that best suits a client’s specific needs. Implementation engagements typically range in duration from three to nine months, depending on scope.

We support our clients with access to engineers, other technical support personnel, release management, and managed services. To help our clients achieve success with the Intapp Platform, we offer in-depth change management workshops, classroom and virtual end user and administrator training, consultative adoption services, and best practices. We view our clients’ success as a cornerstone of our business model and philosophy, and are organized to measure, monitor, and deliver high levels of client satisfaction.

We have also developed relationships with a number of implementation partners. These partners provide implementation services and other professional services related to our platform. We anticipate that we will continue to develop partnerships with a select number of third parties to help grow our business and deliver our solutions. In those markets where we have established such partnerships, we consider these important to our and our clients’ success.

Research and development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new technologies, features, and functionality. Our research and development team is responsible for the design, architecture, testing, and quality of our solutions. We focus our efforts on enhancing our existing solutions and developing new solutions for our clients.

Our research and development teams are primarily located in Palo Alto, California, Charlotte, North Carolina, Jersey City, New Jersey, Manchester, England, Kyiv, Ukraine, Ivanovo, Russia and Minsk, Belarus.

Our employees and human capital

We have built our culture around the success of our clients, our partners, our employees, and our investors. We have carefully recruited, selected, and developed employees who are highly focused on delivering success for our clients in the professional and financial services industry. This strategy is a crucial element of our hiring and evaluation processes throughout all departments. We believe this approach produces high levels of both client success and employee engagement.

We believe we provide employees a unique opportunity to develop and sell world-class solutions within a specific industry. The Intapp Platform offers our developers an opportunity to build important solutions that can become the standard in the professional and financial services industry, while enabling sales personnel to sell a growing portfolio of solutions to a focused, deep set of professional and financial services firms. We believe that this unique opportunity will allow us to continue to attract top talent for our product development and sales efforts.

As of June 30, 2021, we had 749 full-time employees.

Our employees are primarily located in the United States, the United Kingdom, Europe, and Australia. We also utilize independent contractors, brokers, and consultants, including a substantial number of developers working in research and development. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we consider our relationship with our employees to be strong.

Competition

The professional and financial services industry is highly competitive and subject to change from the introduction of new products and technologies and other activities of industry participants. We believe our success in growing our business will depend on our ability to demonstrate to our clients in the professional and financial services industry that our solutions provide superior business outcomes to other competitive solutions, including, but not limited to legacy applications, manual processes, horizontal platforms, and point solutions.

We believe that the principal competitive factors in our industry include the following:

•	Deep domain experience and a long-term, trusted relationship;
•	Product innovation, quality, functionality and design;
•	Solutions that are purpose built for this industry;
•	Platform solutions that are complete end-to-end solutions across the relationship lifecycle;
•	Solutions that enable connectedness of key data and processes through the use of AI;
•	A track record of, delivering value consistently over time;
•	A strong commitment to security and privacy; and
•	Brand reputation and name recognition in the industry.

Some of our competitors and potential competitors are large and have greater brand name recognition, longer operating histories, larger marketing budgets and established marketing relationships, access to larger client bases and significantly greater resources for the development of their offerings. Moreover, because our market is highly competitive and subject to rapid change, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid technology and content development cycles, or lower marketing costs, could introduce new solutions that disrupt our market and better address the needs of our clients and potential clients.

Further, certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. Our solutions may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our market, there is the possibility of a competitor acquiring patents or other rights that may limit our ability to update our technologies and products which may impact demand for our products. See the section titled “Risk Factors—Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations” for additional information.

Intellectual property

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. Our patents cover various aspects of the Intapp Platform. The term of individual patents depends on the legal term for patents in the countries in which they are granted. There is no active patent litigation involving any of our patents and we have not received any notices claiming that our activities infringe a third-party’s patent.

We cannot guarantee that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents. Furthermore, numerous United States and foreign-issued patents and patent applications owned by third parties exist in the fields in which we are developing solutions. Because patent applications can take many years to publish, there may be applications unknown to us, which may later result in issued patents that our existing or future solutions or technologies may be alleged to infringe.

In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations in litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties or could prevent us from manufacturing, selling or using the solution accused of infringement, any of which could severely harm our business. See “Risk Factors Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

We also rely upon trademarks to build and maintain the integrity of our brand and, in part, upon trade secrets, know-how and continuing technological innovation, and licensing arrangements, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants, and others who may have access to our proprietary information.

Regulations

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, data protection, content, intellectual property, data security, and data retention and deletion. In particular, we are subject to federal, state, and foreign laws regarding data protection and privacy. Foreign data protection, privacy, content, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. United States federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, the European Union’s GDPR, which became effective on May 25, 2018, has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union. Under GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. Further, Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with GDPR and how data transfers to and from the United Kingdom will be regulated. In addition, California recently adopted the CCPA, which went into effect on January 1, 2020, and limits how we may collect and use certain data. The impact of this law on us and others in our industry is and will remain unclear until additional regulations are issued. The effects of the CCPA are potentially far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Non-compliance with these laws could result in penalties or significant legal liability. We have invested, and continue to invest, human and technology resources into our GDPR compliance efforts and our data privacy compliance efforts generally.

Seasonality

We generally experience seasonality in billings with our clients, and we typically record a substantially higher percentage of billings in our second and fourth quarters than in the first and third quarters.

Corporate Information

We were formed as a Delaware corporation on November 27, 2012 as LegalApp Holdings, Inc. and we changed our name to Intapp, Inc. in February 2021. On July 2, 2021, we completed the initial public offering of our common stock (the “IPO”) and our common stock now trades on the Nasdaq Global Select Market under the symbol “INTA.” Our principal executive offices are located at 3101 Park Boulevard, Palo Alto, CA 94306, and our telephone number is (650) 852-0400.

Available Information

Our website address is www.intapp.com. Information contained on, or that can be accessed through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K. The Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our Proxy Statement for our annual meeting of stockholders. We make available on our website at www.intapp.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations website under the heading “Corporate Governance.” The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Item 1A. Risk Factors.

Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, and the trading price of our common stock. The following material factors, among others, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements.

Risk Factors Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky:

•	Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.
•	We have a history of losses and may not achieve or maintain profitability in the future.
•

All of our revenues are generated by sales to clients in our targeted verticals, and factors, including U.S. and global market and economic conditions, that adversely affect the applicable industry could also adversely affect us.

•	Public health outbreaks, epidemics, or pandemics, including the global COVID-19 outbreak, could harm our business, results of operations, and financial condition.
•

If our solutions or third-party cloud providers experience data security breaches, and there is unauthorized access to our clients’ data, we may lose current or future clients, our reputation and business may be harmed, and we may be subject to a risk of loss or liability.

•	Our business depends on clients renewing and expanding their subscriptions for our solutions. A decline in our client renewals and expansions could harm our future results of operations.
•

Because we recognize revenues from our SaaS solutions over the term of the agreements for our subscriptions, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance.

•	Our sales cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenues.
•

Our growth strategy is focused on continuing to develop our SaaS solutions, which may increase our costs. In addition, if we are unable to successfully grow our SaaS solutions business or navigate our growth strategy, our results of operations could be harmed.

•	If we are unable to develop, introduce and market new and enhanced versions of our solutions, we may be put at a competitive disadvantage and our operating results could be adversely affected.
•

If the market for SaaS solutions for professional and financial services develops slower than we expect or declines, it could have a material adverse effect on our business, financial condition and results of operations.

•	Our estimates of certain operational metrics are subject to inherent challenges in measurement.
•

If we are unable to develop or sell our solutions into new markets or to further penetrate existing markets, our revenues will not grow as expected and our operating results could be adversely affected.

•

We compete in highly competitive markets, and if we do not compete effectively, our business, results of operations, and financial condition could be negatively impacted and cause our market share to decline.

•

We may continue to expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs, and dilution to our stockholders.

•	If we fail to effectively manage our growth, our business and results of operations could be harmed.
•

Our solutions address functions within the heavily regulated professional and financial services industry, and our clients’ failure to comply with applicable laws and regulations could subject us to litigation.

•	Our solutions or pricing models may not accurately reflect the optimal pricing necessary to attract new clients and retain existing clients as the market matures.
•	Failure of any of our established solutions to satisfy client demands or to maintain market acceptance would harm our business, results of operations, financial condition, and growth prospects.
•

Assertions against us, by third parties alleging infringement or other violation of their intellectual property rights, could result in significant costs and substantially harm our business and results of operations.

•	Failure to protect our intellectual property could substantially harm our business and results of operations.
•	Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.
•	Failure to comply with the GDPR or other data privacy regimes could subject us to liability, fines and reputational harm.
•

If the ownership of our common stock continues to be highly concentrated, it may prevent other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

•	The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
•	The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Risks related to our business and industry

Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.

We have been growing rapidly over the last several years, and as a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Our recent and historical growth should not be considered indicative of our future performance. In future periods, our revenues could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our Intapp Platform, increase in competition, limited ability to, or our decision not to, increase pricing, or our failure to capitalize on growth opportunities. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in new and rapidly changing markets. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business would suffer.

We have a history of losses and may not achieve or maintain profitability in the future.

We have incurred net losses of $46.8 million and $45.9 million in fiscal years 2021 and 2020, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

•	sales and marketing, including expanding our direct sales team and online marketing programs;
•	investments in the development of new products and new features for, and enhancements of, our existing product portfolio;
•	expansion of our operations and infrastructure organically and through acquisitions and strategic partnerships, both domestically and internationally; and
•	general administration, including legal, risk management, accounting, and other expenses related to being a public company.

These expenditures may not result in additional revenues or the growth of our business. Accordingly, we may not be able to generate sufficient revenues to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, the market price of our common stock could decline.

All of our revenues are generated by sales to clients in our targeted verticals, and factors, including U.S. and global market and economic conditions, that adversely affect the applicable industry could also adversely affect us.

Currently, all of our sales are to clients in the professional and financial services industry. Demand for our solutions could be affected by factors that are unique to and adversely affect our targeted verticals. In particular, our clients in the professional and financial services industry are highly regulated, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the software functionality demanded by our clients and require us to expend significant resources to ensure our solutions continue to meet their evolving needs. In addition, other industry-specific factors, such as industry consolidation or the introduction of competing technology, could lead to a significant reduction in the number of clients that use our solutions within a particular vertical or the services demanded by these clients.

Further, our clients in the professional and financial services industry are particularly sensitive to U.S. and global market and economic conditions. General worldwide economic conditions remain unstable, making it difficult for our clients and us to forecast and plan future business activities accurately. Adverse changes in domestic and global economic and political conditions, including those associated with the withdrawal of the United Kingdom from the European Union (“Brexit”), the recent imposition of various trade tariffs and the COVID-19 pandemic, could result in significant decreases in demand for our solutions, including the delay or cancellation of current or anticipated projects, and reduction in IT spending by our clients and potential clients, or could present difficulties in collecting accounts receivables from our clients due to their deteriorating financial condition. Our existing clients may be acquired by or merged into other entities that use our competitors’ products, or they may decide to terminate their relationships with us for other reasons. Additionally, our market verticals are also interdependent. Our clients in the professional services industry rely significantly on revenues they receive from their own clients in the financial services industry, thus a decline in one vertical can lead to a decline in the other vertical. As a result, our ability to generate revenues from our clients could be adversely affected by specific factors that affect the professional and financial services industry.

Public health outbreaks, epidemics, or pandemics, including the global COVID-19 outbreak, could harm our business, results of operations, and financial condition.

Public health outbreaks, epidemics or pandemics, could materially and adversely impact our business. The outbreak and certain intensified preventative or protective public health measures undertaken by governments, businesses, and individuals to contain the spread of COVID-19, including orders to shelter-in-place and restrictions on travel and permitted business operations, have, and continue to, result in global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility.

As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, an adverse impact on our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new clients, renewal and retention rates of existing clients, the length of our sales cycles, the value and duration of subscriptions, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations and financial condition. We have suspended international travel and curtailed domestic travel except for limited exceptions and limited our in-person marketing activities. The outbreak also presents operational challenges as our workforce, including our technical support team, is currently working remotely and shifting to assisting clients who are also generally working remotely. We depend on key officers and employees; should any of them become ill and unable to work, it could impact our productivity and business continuity. Additionally, we may incur increased costs in the future when employees return to the office and we will need to implement measures to ensure their safety and as they resume in person marketing events and travel.

Our clients have similarly been impacted by the COVID-19 pandemic. Certain clients have and may continue to fail to renew subscriptions, request to renegotiate current contracts, reduce their usage, and/or fail to expand their usage of our solutions within their organizations. Because we recognize revenues over the term of the agreements for our SaaS solutions, any downturn in our business resulting from the COVID-19 pandemic may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance. Further, our sales cycles could increase, resulting in a slower growth of new sales. Certain of our competitors may also be better equipped to weather the impact of COVID-19 both domestically and abroad and better able to address changes in client demand.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, and have other adverse effects on our operations that we are not currently able to predict. For example, we have, and may continue to delay or limit our internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing our strategic priorities or executing opportunistic corporate development transactions. The extent, length and consequences of the pandemic on our business are uncertain and impossible to predict, but could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects and could cause significant volatility in the trading prices of our common stock.

If our solutions or third-party cloud providers experience data security breaches, and there is unauthorized access to our clients’ data, we may lose current or future clients, our reputation and business may be harmed, and we may be subject to a risk of loss or liability.

Our clients and potential clients in the professional and financial services industry typically maintain and have access to highly confidential information. If our security measures are breached or unauthorized access to client data is otherwise obtained, our solutions may be perceived as not being secure; clients, especially those in the professional and financial services industry, may reduce the use of or stop using our solutions, and we may incur significant liabilities. Our solutions involve the storage and transmission of data, in some cases to third-party cloud providers, which may include personal data, and security breaches, including at third-party cloud providers, could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, reputational damage and other liability for our company. Despite the measures that we have or may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems, and in the case of third-party cloud providers, may be outside of our control. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to protect against or remediate security breaches. Additionally, if we are unable to adequately address our clients’ concerns about security, we will have difficulty selling our solutions.

We rely on third-party technology and systems for a variety of services, including, without limitation, third-party cloud providers to host our websites and web-based services, encryption and authentication technology, employee email, content delivery to clients, back-office support and other functions, and the ability to prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Although we have developed systems and processes that are designed to protect client information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, we may have to introduce such protective systems and processes to acquired companies, who may not correctly implement them at first or at all. Any or all of these issues could negatively impact our ability to attract new clients or to increase engagement by existing clients, could cause existing clients to elect not to renew their subscription arrangements or term licenses, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations. Our risks are likely to increase as we continue to expand our platform, grow our client base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

Our business depends on clients renewing and expanding their subscriptions for our solutions. A decline in our client renewals and expansions could harm our future results of operations.

Our software solutions are provided on a subscription basis, with subscription terms varying from one to three years. Although most of our client subscriptions automatically renew at the end of their terms, our clients do have the opportunity to cancel their subscriptions prior to such renewals. Clients may elect not to renew their subscriptions on conclusion of the terms on relatively short notice. The loss of business from clients, including from cancellations, could seriously harm our business, results of operations and financial condition. Historical data with respect to rates of client renewals, upgrades and expansions of our solutions, may not accurately predict future trends in client renewals, upgrades and expansions of our solutions. Our clients’ renewal, upgrade and expansion rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our solutions and implementation services, the prices of our solutions, the prices of solutions and the quality of implementation services offered by our competitors or reductions in our clients’ spending levels due to the macroeconomic environment or other factors. If our clients do not renew their subscriptions for our solutions or renew on less favorable terms, or otherwise do not upgrade or expand their use of our solutions, our revenues may decline or grow more slowly than expected and our profitability will be harmed.

Because we recognize revenues from our SaaS solutions over the term of the agreements for our subscriptions, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance.

We generally recognize revenues from our SaaS solutions ratably over the duration of the contract, which typically range from one to three years. As a result, a substantial majority of our quarterly revenues from our SaaS solutions are generated from contracts entered into during prior periods. Consequently, a decline in new contracts in any quarter may not affect our results of operations in that quarter, but could reduce our revenues from our SaaS solutions in future quarters. Additionally, the timing of renewals or non-renewals of a contract during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a contract late in a quarter will have minimal impact on revenues from our SaaS solutions for that quarter but will reduce such revenues in future quarters. Accordingly, the effect of significant declines in sales of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenues from our SaaS solutions for that quarter and we may not be able to offset a decline in such revenues with revenues from new contracts entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenues from our SaaS solutions. These factors may cause significant fluctuations in our results of operations and cash flows, may make it challenging for an investor to predict our performance and may prevent us from meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline.

Our sales cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenues.

The typical sales cycle for our solutions is lengthy and unpredictable and often requires pre-purchase evaluation by a significant number of employees in our clients’ organizations. Our sales efforts involve educating our clients about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings achievable by organizations using our solutions. Potential clients typically undertake a rigorous pre-purchase decision-making and evaluation process, and sales to new clients involve extensive client due diligence and reference checks. We invest a substantial amount of time and resources on our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size of an initial subscription arrangement until very late in the sales cycle.

Furthermore, our sales cycles could be disrupted by factors outside of our control. We are closely monitoring the COVID-19 pandemic and the public health measures undertaken to contain the spread and its impacts on our business. We have implemented formal restrictions on travel in accordance with recommendations by the U.S. federal government and the Centers for Disease Control and Prevention. Our clients, partners, and prospective clients are enacting their own preventative policies and travel restrictions and may be adversely impacted by the COVID-19 pandemic. Widespread restrictions on travel and in-person meetings could affect and interrupt sales activity. We are unable to predict the impact that COVID-19 may have going forward on our business, results of operations, or financial position. See “Risk Factors—Risks Related to Our Business and Industry—Public health outbreaks, epidemics, or pandemics, including the global COVID-19 outbreak, could harm our business, results of operations, and financial condition.”

Our growth strategy is focused on continuing to develop our SaaS solutions, which may increase our costs. In addition, if we are unable to successfully grow our SaaS solutions business or navigate our growth strategy, our results of operations could be harmed.

To address demand trends in the professional and financial services industry, we have focused on and plan to continue focusing on the growth and expansion of our SaaS solutions business. This growth strategy has required and will continue to require a considerable investment of technical, financial and sales resources. We have no assurance that such investments will result in an increase in revenues or that we will be able to scale such investments efficiently, or at all, to meet client demand and expectations. Our focus on our SaaS solutions business may increase certain costs in any given period, such as data center costs, and may be difficult to predict over time. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. As our business practices in this area continue to develop and evolve over time, we may be required to revise the SaaS solutions we have developed, which may increase the costs and risks associated with these offerings. Whether our product development efforts or focus on SaaS solutions will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including but not limited to, client demand, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address client requirements, tax and accounting implications and our costs.

If we are unable to develop, introduce and market new and enhanced versions of our solutions, we may be put at a competitive disadvantage and our operating results could be adversely affected.

Our ability to attract new clients and increase revenues from our existing clients depends, in part, on our continued ability to enhance the functionality of the existing solutions on the Intapp Platform by developing, introducing, and marketing new and enhanced versions of our solutions that address the evolving needs of our clients and changing industry standards. Because some of our solutions are complex and require rigorous testing, development cycles can be lengthy and can require months or even years of development, depending upon the solution and other factors. As we expand internationally, our products and services must be modified and adapted to comply with regulations and other requirements of the countries in which our clients do business.

Additionally, market conditions, including heightened pressure on clients from end-users relating to mobile computing devices and speed of delivery, may dictate that we change the technology platform underlying our existing solutions or that new solutions be developed on different technology platforms, potentially adding significant time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses.

If we fail to develop new solutions or enhancements to our existing solutions, our business could be adversely affected, especially if our competitors are able to introduce solutions with enhanced functionality. It is critical to our success for us to anticipate changes in technology, industry standards, and client requirements and to successfully introduce new, enhanced, and competitive solutions to meet our clients’ and prospective clients’ needs on a timely basis. We have invested and intend to continue to make significant investments in research and development to meet these challenges. However, we may not recognize significant revenues from these investments for several months or years, if at all. Our estimates of research and development expenses may be too low, revenues may not be sufficient to support the future product development that is required for us to remain competitive and development cycles may be longer than anticipated. Further, there is no assurance that research and development expenditures will lead to successful solutions or enhancements to our existing solutions, or that our clients will value or be willing to bear the cost of our new solutions. If we incur significant expenses developing solutions that are not competitive in technology and price or that fail to meet client demands, our market share will decline and our business and results of operations would be harmed.

If the market for SaaS solutions for professional and financial services develops slower than we expect or declines, it could have a material adverse effect on our business, financial condition and results of operations.

While the market for SaaS solutions for the professional and financial services industry is growing, it is not as mature as the market for legacy on-premises applications. It is uncertain whether our SaaS solutions will achieve and sustain high levels of client demand and market acceptance, particularly in the professional and financial services industry. Many professional and financial services firms run their businesses using on-premises software applications, while others may have invested substantial resources to integrate a variety of point solutions into their organizations to address one or more specific business needs and, therefore, may be reluctant to switch to SaaS solutions. Our success substantially depends on the adoption of cloud computing and SaaS solutions in the professional and financial services industry, which may be affected by, among other things, the widespread acceptance of cloud computing and SaaS solutions in other industries and in general. Market acceptance of our SaaS solutions may be affected by a variety of factors, including but not limited to: price, security, reliability, performance, client preference, public concerns regarding privacy and the enactment of restrictive laws or regulations. It is difficult to predict client adoption rates and demand for our SaaS solutions, the future growth rate and size of the cloud computing market or the entry of other competitive applications. If we or other providers of cloud-based computing in general, and in the professional and financial services industry in particular, experience security incidents, loss of client data, disruptions in delivery, or other problems, the market for cloud computing applications as a whole, including our SaaS solutions, may be negatively affected. If cloud computing does not achieve widespread adoption or there is a reduction in demand for cloud computing caused by a lack of client acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and solutions, reductions in corporate spending or otherwise, it could have a material adverse effect on our business, financial condition, and results of operations.

Our estimates of certain operational metrics are subject to inherent challenges in measurement.

We make certain estimates with regard to certain operational metrics, such as ARR, Cloud ARR, and number of clients, which we track using internal systems that are not independently verified by any third-party. While the metrics presented in this Annual Report on Form 10-K are based on what we believe to be reasonable assumptions and estimates, our internal systems have a number of limitations, and our methodologies for tracking these metrics may change over time.

If investors do not perceive our estimates of our operational metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

If we are unable to develop or sell our solutions into new markets or to further penetrate existing markets, our revenues will not grow as expected and our operating results could be adversely affected.

Our ability to increase revenues will depend, in large part, on our ability to further penetrate our existing markets and to attract new clients, as well as our ability to generate subscription renewals from existing clients and to increase sales from existing clients who do not utilize the full Intapp Platform. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, adaptation to new industry standards that our solutions address and technological changes, the ability to maintain and to develop relationships with third parties and the ability to attract, retain and effectively train sales, services, support and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solutions to become obsolete. Any new markets in which we attempt to sell our solutions, including new countries or regions, may not be receptive or sales cycles may be delayed due to COVID-19. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet changing consumer demands and industry standards, as well as our ability to assure that our clients will be satisfied with our existing and new solutions. If we are unable to sell our solutions into new markets or to further penetrate existing markets, or to increase sales from existing clients by selling them additional software and services, our revenues will not grow as expected, which would have a material adverse effect on our business, financial condition, and results of operations.

We compete in highly competitive markets, and if we do not compete effectively, our business, results of operations, and financial condition could be negatively impacted and cause our market share to decline.

The markets for our solutions and services are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include large solution providers that focus on one or more point solutions, legacy systems, and manual processes developed by or for our clients, new or emerging entrants seeking to develop competing technologies and well-established horizontal solution providers that provide broad solutions across multiple verticals. Specifically, we compete from time to time with large software companies such as SAP, Salesforce, and Microsoft. The competitors we face in any sale may change depending on, among other things, the line of business, functional or regional group or department purchasing the solution, the solution being sold, the geography in which we are operating and the size of the client to which we are selling.

We compete based on various factors, including unique product features or functions, configurability, price and the time and cost required for software implementation. Outside of the United States, we are more likely to compete against vendors that may further differentiate themselves based on local advantages in language or market knowledge. Some of our current and potential competitors may have longer operating histories and greater financial, technical, sales, marketing, and other resources than we do, as well as larger installed client bases. Our current and potential competitors may also establish cooperative relationships or engage in other strategic transactions among themselves or with third parties, including our clients, to further enhance their resources and offerings. As a result, such competitors may be able to devote greater resources to the development, promotion, and sale of their solutions than we can devote to ours, which could allow them to respond more quickly than we can to new or emerging technologies and changes in client needs, thus leading to their wider market acceptance. Existing relationships with our competitors may make those clients less willing to purchase our solutions. For instance, if a potential client uses one product from a competitor that powers a critical element of the client’s day-to-day operations, they may be more likely to turn to such competitor in the future to the extent they require further product solutions, rather than purchasing one or more solutions from the Intapp Platform. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations, and financial condition would be materially and adversely affected.

Our industry is evolving rapidly and we anticipate the market for solutions will become increasingly competitive as our current and potential clients move a greater proportion of their data and computational needs to the cloud or to future generation technologies. New competitors may emerge that offer services either comparable or better suited than ours to address the demand for such solutions, which could reduce demand for our offerings. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, increased expenses associated with personnel and third-party services and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase, or the loss of, market share, would harm our business, results of operations, financial condition, and/or future prospects.

We may continue to expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs, and dilution to our stockholders.

We expect to continue to grow, in part, by making targeted acquisitions. Our business strategy includes the potential acquisition of shares or assets of, or alliances with companies with software, technologies or businesses complementary to ours, both domestically and globally. For example, in fiscal year 2019, we acquired DealCloud, the CRM provider for investment and private banking, gwabbit, a CRM provider with its focus on enterprise relationship management (ERM), relationship intelligence and data quality management (DQM) for implementation services firms, and OnePlace, a leading provider of cloud-based solutions for marketing and business development teams. In fiscal year 2021 we acquired Repstor, a cloud software company that engages in the creation of Microsoft 365-based enterprise content management and team collaboration tools for the professional services industry. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity.

In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing clients or sell acquired products to new clients. Additionally, the assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to privacy, environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings, that we expect to achieve in connection with our acquisitions, or we may not accurately anticipate the fixed and other costs associated with such acquisitions, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, cash flows, as well as our stock price. Further, if we fail to achieve the expected synergies from our acquisitions and alliances, particularly if business performance declines or expected growth is not realized, we may experience impairment charges with respect to goodwill, intangible or other long-lived assets. Any future impairment of our goodwill or intangible or other long-lived assets could have an adverse effect on our financial condition and results of operations.

Acquisitions and alliances may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business. In addition, we may be required to make additional capital investments or undertake remediation efforts to ensure the success of our acquisitions, which may reduce the benefits of such acquisitions. We also may be required to use a substantial amount of our cash or issue debt or equity securities to complete an acquisition or realize the potential of an alliance, which could deplete our cash reserves and/or dilute our existing stockholders. In addition, our ability to maintain favorable pricing of new solutions may be challenging if we bundle such solutions with sales of existing solutions. Reduced pricing due to bundled sales may cause fluctuations in our quarterly financial results, may adversely affect our operating margins and may reduce the benefits of such acquisitions or alliances.

Additionally, competition within the software industry for acquisitions of businesses, technologies and assets has been, and is expected to continue to be, intense. As such, even if we are able to identify an acquisition that we would like to pursue, the target may be acquired by another strategic buyer or financial buyer such as a private equity firm, or we may otherwise not be able to complete the acquisition on commercially reasonable terms, if at all. Moreover, in addition to our failure to realize the anticipated benefits of any acquisition, including our revenues or return on investment assumptions, we may be exposed to unknown liabilities or impairment charges as a result of acquisitions we do complete.

If we fail to effectively manage our growth, our business and results of operations could be harmed.

We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We operate globally, sell our services to more than 1,900 clients in more than 40 countries, and have employees and contractors in the United States, United Kingdom and Australia. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Additionally, we continue to increase the breadth and scope of our Intapp Platform and our operations and continue to develop our partner network. In order to successfully manage our future growth we will need to continue to add and retain qualified personnel across our operations, improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key industry verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and may divert management and financial resources from other projects, such as the development of new solutions, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. We may also deem it advisable in the near-term or later to downsize certain of our offices in order to reduce costs, which may cause us to incur related charges. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.

Our solutions address functions within the heavily regulated professional and financial services industry, and our clients’ failure to comply with applicable laws and regulations could subject us to litigation.

We sell our solutions to clients within the professional and financial services industry. Our clients use our solutions for business activities that are subject to a number of laws and regulations, including state and local legal, accounting, and other types of professional ethics rules. Any failure by our clients to comply with laws and regulations applicable to their businesses, and in particular to the functions for which our solutions are used, could result in fines, penalties or claims for substantial damages against our clients. To the extent our clients believe that such failures were caused by our solutions or our client service organization, our clients may make a claim for damages against us, regardless of whether we are responsible for the failure. We may be subject to lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business, and our insurance coverage may exclude coverage for some claims or may not be sufficient to cover such claims against us.

Our solutions or pricing models may not accurately reflect the optimal pricing necessary to attract new clients and retain existing clients as the market matures.

As the market for our solutions matures, or as competitors introduce new solutions that compete with ours, we may be unable to attract new clients at the same price or based on the same pricing models as we have used historically. We price our solutions based on an enterprise size basis with enterprise-wide access to our solutions or based on the number of individual users, and therefore, pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenues. Further, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations, and financial condition. In the future, we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenues, gross margin, profitability, financial position, and cash flow.

We have in the past, and may in the future, incur indebtedness that could adversely affect our financial flexibility and expose us to risks that could materially adversely affect our liquidity and financial condition.

As of July 12, 2021, after giving effect to the application of the net proceeds of our initial public offering, we have no outstanding indebtedness. We may incur additional indebtedness in the future, which could have significant effects on our business, including:

•	limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•	limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•

requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

•

increasing our vulnerability to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;

•	placing us at a competitive disadvantage compared with our competitors that have less debt; and
•

exposing us to risks inherent in interest rate fluctuations if our future borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our future indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings under future indebtedness as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our future debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations. In addition, we may be subject to prepayment penalties depending on when we repay our future indebtedness, which amounts could be material.

Failure of any of our established solutions to satisfy client demands or to maintain market acceptance would harm our business, results of operations, financial condition, and growth prospects.

We derive our revenues and cash flows from our established solutions on the Intapp Platform. We expect to continue to derive a substantial portion of our revenues from these sources. As such, continued market acceptance of these solutions is critical to our growth and success. Demand for our solutions is affected by a number of factors, some of which are beyond our control, including the successful implementation of our solutions, the timing of development and release of new solutions by us and our competitors, technological advances which reduce the appeal of our solutions, changes in regulations that our clients must comply with in the jurisdictions in which they operate and the growth or contraction in the worldwide market for technological solutions for the professional and financial services industry. If we are unable to continue to meet client demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our solutions, our business, results of operations, financial condition, and growth prospects would be adversely affected.

Our ability to sell and renew our solutions is dependent in part on the quality of our implementation services and technical support services and the implementation services provided by our partners, and our failure to offer high-quality implementation services or technical support services or our partners’ failure to offering high-quality implementation services could damage our reputation and adversely affect our ability to sell our solutions to new clients and renew agreements with our existing clients.

Our solutions are complex and are used in a wide variety of environments. Our revenues and profitability depend in part on the reliability and performance of our implementation services, training services and technical support services, some of which are provided through partners that can provide services for our solutions to clients. If our implementation services are unavailable, or clients are dissatisfied with our or our partners’ performance, we could lose clients, our revenues and profitability would decrease and our business operations or financial position could be harmed. Additionally, if our solutions are not used correctly or as intended, inadequate performance may result. Because our clients rely on our solutions to manage a wide range of operations, our failure to properly train clients on how to efficiently and effectively use our solutions, may result in negative publicity or legal claims against us. As we grow internationally, we may face additional challenges and costs in delivering implementation services and training in languages other than English.

Unexpected delays and difficulties can occur as clients implement and test our solutions. Implementing our solutions typically involves integration with our clients’ and third-party’s systems, as well as adding client and third-party data to our platform. This can be complex, time consuming, and expensive for our clients and can result in delays in the implementation of our solutions. We also provide our clients with upfront estimates regarding the duration, resources and costs associated with the implementation of our solutions. Failure to meet these upfront estimates and the expectations of our clients for the implementation of our solutions could result in a loss of clients and negative publicity about us and our solutions and implementation services. Such failure could result from deficiencies in our solution capabilities or inadequate professional service engagements performed by us, our partners or our clients’ employees, the latter two of which are beyond our direct control. Time-consuming implementations may also increase the amount of services personnel we must allocate to each client, thereby increasing our costs and consequently the cost to our clients and adversely affecting our business, results of operations, and financial condition.

Once our solutions are implemented and integrated with our clients’ existing IT investments and data, our clients may depend on our technical support services to resolve any issues relating to our solutions. High-quality support is critical for the continued successful marketing and sale of our solutions and renewal of contracts. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Many enterprise clients require higher levels of support than smaller clients. If we fail to meet the requirements of our larger clients, it may be more difficult to sell additional solutions and implementation services to these clients, a key group for the growth of our revenues and profitability. The implementation, provision and support of our solutions also creates the risk of significant liability claims against us. Our subscription arrangements with our clients contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could harm our results of operations and financial condition.

In addition, as we further expand our solutions, our implementation services and support organization will face new challenges, including hiring, training and integrating a large number of new implementation services personnel with experience in delivering high-quality support for our solutions. Alleviating any of these problems could require significant expenditures which could adversely affect our results of operations and growth prospects. Further, as we continue to rely on our partners to provide implementation and on-going services, our ability to ensure a high level of quality in addressing client issues will be diminished. If our partners fail to meet such commitments or do not commit sufficient or qualified resources to these activities, our clients will be less satisfied, be less supportive with references, or may require the investment of our resources at discounted rates.

Our sales are dependent on our business reputation and on positive recommendations from our existing clients. Accordingly, if we or our partners do not effectively assist our clients in implementing our solutions, train our clients in the use of our solutions, succeed in helping our clients quickly resolve post-implementation issues, our ability to sell additional solutions and implementation services to existing clients would be adversely affected and our reputation with potential clients could be damaged, which could have a material adverse effect on our business, results of operations, financial condition, and growth prospects.

Real or perceived errors or failures in our solutions may affect our reputation, cause us to lose clients and reduce sales which may harm our business and results of operations.

As with all software solutions, undetected errors or failures may exist or occur, especially when solutions are first introduced or when new versions are released, implemented or integrated into other systems. Our software solutions are often installed and used in large-scale computing environments with different third party applications operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our solutions or may expose undetected errors, failures, or bugs in our solutions. Despite testing by us, we may not identify all errors, failures, or bugs in new solutions or releases until after commencement of commercial sales or installation. In the past, we have discovered errors, failures, and bugs in some of our solutions after their introduction. We may not be able to fix errors, failures, and bugs without incurring significant costs or an adverse impact to our business. We believe that our reputation and name recognition are critical factors in our ability to compete and generate additional sales. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions and services. The occurrence of errors in our solutions or the detection of bugs by our clients may damage our reputation in the market and our relationships with our existing clients, and as a result, we may be unable to attract or retain clients. Any of these events may result in the loss of, or delay in, market acceptance of our solutions, which could seriously harm our sales, results of operations, and financial condition.

Assertions against us, by third parties alleging infringement or other violation of their intellectual property rights, could result in significant costs and substantially harm our business and results of operations.

The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In particular, leading companies in the software industry own large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us. From time to time, third parties holding such intellectual property rights, including leading companies, competitors, patent holding companies, and/or non-practicing entities, may assert patent, copyright, trademark or other intellectual property claims against us, our clients, and partners, and those from whom we license technology and intellectual property.

Although we believe that our solutions do not infringe upon the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement or misappropriation claims against us with respect to current or future solutions, or that any such assertions will not require us to enter into royalty arrangements or result in costly litigation, or result in us being unable to use certain intellectual property. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenues, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us.

If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Regardless of the merits or eventual outcome, such a claim could harm our brand and business. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property; cease making, licensing or using our solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or works; and indemnify our partners, clients and other third parties. Any of these events could seriously harm our business, results of operations, and financial condition.

Failure to protect our intellectual property could substantially harm our business and results of operations.

Our success depends in part on our ability to enforce and defend our intellectual property rights. We rely upon a combination of trademark, trade secret, copyright, patent, and unfair competition laws, as well as license agreements and other contractual provisions, to do so.

In the future we may file patent applications related to certain of our innovations. We do not know whether those patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our patents and other intellectual property. Our existing patents and any patents granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing these patents. Therefore, the extent of the protection afforded by these patents cannot be predicted with certainty. In addition, given the costs, effort, risks, and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business.

We also rely on several registered and unregistered trademarks to protect our brand. Nevertheless, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion in the marketplace. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our trademarks. Any claims or client confusion related to our trademarks could damage our reputation and brand and substantially harm our business and results of operations.

We attempt to protect our intellectual property, technology and confidential information by generally requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements, all of which offer only limited protection. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our confidential information, intellectual property, and technology, unauthorized third parties may gain access to our confidential proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, any of which could materially harm our business and results of operations. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Existing United States federal, state and international intellectual property laws offer only limited protection. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as governmental agencies and private parties in the United States. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Even if we are successful in defending our claims, litigation could result in substantial costs and diversion of resources and could negatively affect our business, reputation, results of operations, and financial condition. To the extent that we seek to enforce our rights, we could be subject to claims that an intellectual property right is invalid, otherwise not enforceable, or is licensed to the party against whom we are pursuing a claim. In addition, our assertion of intellectual property rights may result in the other party seeking to assert alleged intellectual property rights or assert other claims against us, which could harm our business. If we are not successful in defending such claims in litigation, we may not be able to sell or license a particular solution due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. In addition, governments may adopt regulations, or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business. If we are unable to protect our technology and to adequately maintain and protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative solutions that have enabled us to be successful to date.

We and our clients rely on technology and intellectual property of third parties, and any errors or defects in, or any unavailability of, such technology and intellectual property could limit the functionality of our solutions and disrupt our business.

We use technology and intellectual property licensed from unaffiliated third parties in certain of our solutions, and we may license additional third-party technology and intellectual property in the future. We have experienced, and may continue to experience, errors or defects in this third-party technology and intellectual property that result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to license and distribute this third-party technology could limit the functionality of our solutions and might require us to redesign our solutions. In some cases, we receive subscription fees from the provision of such third-party technology to our clients, and the loss of the right to distribute such technology could negatively impact revenues.

We agree to indemnify clients and other third parties, which exposes us to substantial potential liability.

Our agreements with clients, suppliers, partners and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, and other liabilities relating to or arising from our software, services, acts or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations, and financial condition. Although in some cases we contractually limit our liability with respect to such obligations, we do not always do so, and in the future we may still incur substantial liability related to them. Any dispute with a client with respect to such obligations could have adverse effects on our relationship with that client and other current and prospective clients, reduce demand for our solutions, and harm our business, results of operations, and financial condition.

Our U.S. NOL carryforwards may expire or could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code of 1986, as amended (“IRC”) or if changes are made to the IRC.

We have significant U.S. federal and state net operating loss (“NOL”) carryforwards. Under U.S. federal tax laws, we can carry forward and use our pre-2018 NOLs to reduce our future U.S. taxable income and tax liabilities until such NOL carryforwards expire in accordance with the IRC. Under changes made by the Tax Cuts and Jobs Act (“TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), NOL carryforwards generated on or after January 1, 2018 may be carried forward indefinitely, but their utilization is limited to 80% of annual taxable income for tax years beginning after December 31, 2020. Our NOL carryforwards provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state income in future years to use the benefits before they expire, we will permanently lose the benefit of the pre-2018 NOL carryforwards. Additionally, Section 382 and Section 383 of the IRC provide an annual limitation on our ability to utilize our NOL carryforwards, as well as certain built-in losses, against the future U.S. taxable income in the event of a change in ownership, as defined under the IRC. Any further changes made to the IRC or to the regulations promulgated thereunder could impact our ability to utilize our NOLs. Accordingly, any such occurrences could adversely affect our financial condition, operating results, and cash flows.

Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.

We sell our solutions to clients located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;
•	unique terms and conditions in contract negotiations imposed by clients in foreign countries;
•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;
•	the need to localize our solutions for international clients;
•	lack of familiarity with and unexpected changes in foreign regulatory requirements;
•	increased exposure to fluctuations in currency exchange rates;
•	highly inflationary international economies;
•	the burdens and costs of complying with a wide variety of foreign laws and legal standards, including the General Data Protection Regulation (“GDPR”) in the European Union;
•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;
•	compliance by international staff with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;
•	import and export license requirements, tariffs, trade agreements, taxes, and other trade barriers;
•	increased financial accounting and reporting burdens and complexities;
•	weaker protection of intellectual property rights in some countries;
•	multiple and possibly overlapping tax regimes;
•	the application of the respective local laws and regulations to our business in each of the jurisdictions in which we operate and associated legal expenses;
•	government sanctions that may interfere with our ability to sell into particular countries;
•	disruption to our operations caused by epidemics or pandemics, such as COVID-19; and
•	political, social and economic instability abroad, terrorist attacks and security concerns in general.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these risks could harm our international operations and reduce our international sales, adversely affecting our business, results of operations, financial condition, and growth prospects.

Some of the Company’s development resources are subject to additional risks inherent in foreign operations, which could lead to interruptions in the Company’s development efforts or hamper the Company’s ability to maintain its solutions.

A majority of our research and development is conducted through our facilities based in Ukraine and our suppliers’ facilities located in Belarus, Ukraine, and Russia. In addition to product development, these resources are also key to maintaining our solutions. Any escalation of political tensions or economic instability in these regions could disrupt or delay our research and development operations in these regions, or adversely affect the timeliness of new product delivery or maintenance and upgrades to existing products and solutions, which could harm our operations, financial conditions, sales and growth prospects. Disruptions in communications with these resources could also lead to periods of unavailability of our SaaS solutions, which could require the Company to provide credits or refunds to clients or lead to client cancellations.

Additionally, we engage through third parties a significant number of independent contractors in our research and development efforts. Changes to foreign laws governing the definition or classification of such independent contractors, or judicial decisions regarding independent contractor classification could result in re-classification of such contractors as employees. Such reclassification could have an adverse effect on our business and results of operations, could require us to pay significant retroactive wages, taxes and penalties, and could force us to change our contractor business model in the foreign jurisdictions affected.

Failure to comply with the GDPR or other data privacy regimes could subject us to liability, fines and reputational harm.

Data protection and privacy legislation, enforcement and policy activity are rapidly expanding and creating a complex compliance environment and the potential for high profile negative publicity in the event of any noncompliance or data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process personal data across our business. For example, Regulation (EU) 2016/679 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data (General Data Protection Regulation or “GDPR”) is a comprehensive update to the data protection regime in the European Economic Area that became effective on May 25, 2018. The GDPR imposes requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, rights which may be exercised by individuals, the security and confidentiality of personal data, and notifications in the event of data breaches and use of third-party processors. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of the worldwide revenues or 20 million Euros, whichever is greater. While we continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful in conforming to permitted means of transferring personal data from the European Economic Area. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such clients may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessary requirement. Uncertainty about compliance with the GDPR and EU data protection laws remains, with the possibilities that data protection authorities located in different EU Member States may interpret GDPR differently, or requirements of national laws may vary between the EU Member States, or guidance on GDPR and compliance practices may be often updated or otherwise revised. Any of these events will increase the complexity and costs of processing personal data in the European Economic Area or concerning individuals located in the European Economic Area.

GDPR and other EU laws and regulations relating to the collection, use and processing of personal data relating to individuals in the EU, are often more restrictive than those in the United States or other countries. In addition, under GDPR, transfers of personal data to countries outside of the European Economic Area are prohibited to countries that have not been determined by the European Commission to provide adequate protections for personal data, including the United States. Switzerland has similar restrictions. There are mechanisms to permit the transfer of personal data from the European Economic Area and Switzerland to the United States, but there is also uncertainty as to the future of such mechanisms, which have been under consistent scrutiny and challenge. For example, a decision of the Court of Justice of the European Union in July 2020 invalidated the EU-US Privacy Shield Framework, a means that previously permitted transfers of personal data from the EEA to companies in the United States that certified adherence to the Privacy Shield Framework. Standard contractual clauses approved by the European Commission to permit transfers from the EU to third countries currently remain as a basis on which to transfer personal data from the EEA to the United States. We may be impacted by changes in law as a result of future review or invalidation of, or changes to, transfer mechanisms by European courts or regulators. In the aftermath of the decision in Data Protection Commissioner v. Facebook and Maximillian Schrems (“Schrems II”), changes to how data transfers to and from the European Union are regulated could impact how we provide services to our clients in the European Union. European Union clients may require that our employees who are providing services to them be based in the European Union due to data transfer restrictions, which could increase our costs in providing such services.

In addition, the California Consumer Privacy Act (“CCPA”) which went into effect on January 1, 2020, and imposes requirements relating to how companies may collect, use and process personal information relating to California residents. The CCPA establishes a privacy framework for covered businesses such as ours by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for California residents and creating a new and potentially severe statutory damages framework for violations of the CCPA, as well as potentially severe statutory damages and private a right of action against businesses that suffer a data security breach due to their violation of a duty to implement reasonable security procedures and practices. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, in November 2020, California voters adopted the California Privacy Rights Act (“CPRA”), which goes into effect January 1, 2023, and enhances and strengthens regulatory requirements and individual protections that currently exist under the CCPA. The uncertainty and changes in the requirements of California and other jurisdictions may increase the cost of compliance, restrict our ability to offer services in certain locations or subject us to sanctions by national, regional, state, local and international data protection regulators, all of which could harm our business, results of operations or financial condition.

Although we take reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest human and technology resources into data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. Data protection laws and requirements may also be enacted, interpreted or applied in a manner that creates inconsistent or contradictory requirements on companies that operate across jurisdictions. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. For example, we may find it necessary to establish alternative systems to maintain personal data originating from the European Union in the European Economic Area, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our solutions, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer our solutions.

Anticipated further evolution of regulations on this topic may substantially increase the penalties to which we could be subject in the event of any non-compliance. Compliance with these laws is challenging, constantly evolving, and time consuming and federal regulators, state attorneys general and plaintiff’s attorneys have been and will likely continue to be active in this space. We may incur substantial expense in complying with legal obligations to be imposed by new regulations and we may be required to make significant changes to our solutions and expanding business operations, all of which may adversely affect our results of operations.

We face risks arising from the results of the public referendum held in the United Kingdom and its membership in the European Union.

The ongoing developments regarding Brexit could cause disruptions to and create uncertainty surrounding our business including affecting our relationships with existing and potential clients, partners and other third parties. The United Kingdom formally left the European Union on January 31, 2020. In December 2020, the United Kingdom and the European Union announced that they had struck a new bilateral trade and cooperation deal setting out the principles and governing certain aspects of their future relationship (the “Trade and Cooperation Agreement”). The Trade and Cooperation Agreement was initially applied on a provisional basis and subsequently entered into force on May 1, 2021. While the Trade and Cooperation Agreement provides clarity in respect of the future trade in goods and services between the United Kingdom and the European Union, it does not cover all aspects of the future relationship between the United Kingdom and the European Union, and the full effect of Brexit is uncertain and depends on any other agreements the United Kingdom may make with the European Union and others. The measures could potentially have corporate structural consequences, adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Should new or additional restrictions or limitations on personal data flows between the United Kingdom and European Union be imposed it could cause the Company to incur significant costs to create and maintain new or additional data centers. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the USD against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty. Any of these effects of Brexit, among others, could materially adversely affect our business, business opportunities, and financial condition. Brexit could weaken market demand for our products in the U.K. if our clients or prospective clients elect to relocate to the European Union due to Brexit.

If we are unable to retain key members of our management team or attract, integrate and retain additional executives and other skilled personnel we need to support our operations and growth, we may be unable to achieve our goals and our business will suffer.

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly those on our management team, including John Hall, our Chief Executive Officer and Stephen Robertson, our Chief Financial Officer, whose services are essential to the execution of our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. Our executive officers and other key employees are generally employed on an at-will basis, which means that these personnel could terminate their relationship with us at any time. The loss of any member of our senior management team could significantly delay or prevent us from achieving our business and/or development objectives, and could materially harm our business.

We compete with a number of software and other technology companies to attract and retain software developers with specialized experience in designing, developing, and managing our solutions, including our cloud-based software, as well as for skilled developers, engineers and information technology and operations professionals who can successfully implement and deliver our solutions. Additionally, we believe that our future growth will depend on the development of our go-to-market strategy and the continued recruiting, retention, and training of our sales teams, including their ability to obtain new clients and to manage our existing client base. Our ability to expand geographically depends, in large part, on our ability to attract, retain and integrate managers to lead the local business and employees with the appropriate skills. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. Many of the companies with which we compete for experienced personnel have greater resources than we have. We may incur significant costs to attract, train and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them. Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. If we are unable to attract, integrate and retain qualified personnel, or if there are delays in hiring required personnel, including delays due to COVID-19 or adjustments to U.S. immigration policy related to skilled foreign workers, our business, results of operations, and financial condition may be materially adversely affected.

Any disruption of our Internet connections, including to any third-party cloud providers that host any of our websites or web-based services, could affect the success of our SaaS solutions.

Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our website and our SaaS solutions could result in reduced user traffic, reduced revenues and potential breaches of our subscription arrangements. Continued growth in Internet usage, as well as outages, delays and other difficulties due to system failures unrelated to our solutions could cause a decrease in the quality of Internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the worldwide Internet network infrastructure. If these outages, delays or service disruptions frequently occur in the future, usage of our web-based services could grow more slowly than anticipated or decline and we may lose revenues and clients.

If the third-party cloud providers that host any of our websites or web-based services were to experience a system failure, the performance of our websites and web-based services, including our SaaS solutions, would be harmed and our ability to deliver our solutions to our clients could be impaired, resulting in client dissatisfaction, damage to our reputation, loss of clients, and harm to our operations and our business. In general, third-party cloud providers are vulnerable to damage from fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins, and similar events. The controls implemented by our current or future third-party cloud providers may not prevent or timely detect such system failures and we do not control the operation of third-party cloud providers that we use. Our current or future third-party cloud providers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our current or future third-party cloud providers, or any of the service providers with whom we or they contract, may have negative effects on our business. If our current or future third-party cloud providers are unable to keep up with our growing needs for capacity or any spikes in client demand, it could have an adverse effect on our business. Any changes in service levels by our current or future third-party cloud providers could result in loss or damage to our clients’-stored information and any service interruptions at these third-party cloud providers could hurt our reputation, cause us to lose clients, harm our ability to attract new clients or subject us to potential liability. In the event of any damage or interruption, our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Additionally, our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to service outages, our current or future third-party cloud providers that host our SaaS solutions are vulnerable in the event of failure. We do not yet have adequate structure or systems in place to recover from a third-party cloud provider’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our third-party cloud providers could be difficult and may not be possible at all. Any of these events could seriously harm our business, results of operations, and financial condition.

Some of our services and technologies may use “open source” software, which may restrict how we use or distribute our services or require that we release the source code of certain solutions subject to those licenses.

Some of our services and technologies may incorporate software licensed under so-called “open source” licenses. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Additionally, some open source licenses require that source code subject to the license be made available to the public and that any modifications to or derivative works of open source software continue to be licensed under open source licenses. These open source licenses typically mandate that proprietary software, when combined in specific ways with open source software, become subject to the open source license. If we combine our proprietary solutions in such ways with certain open source software, we could be required to release the source code of our proprietary solutions.

We take steps to ensure that our proprietary solutions are not combined with, and do not incorporate, open source software in ways that would require our proprietary solutions to be subject to many of the restrictions in an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. Additionally, we rely on software programmers to design our proprietary technologies, and although we take steps to prevent our programmers from including objectionable open source software in the technologies and software code that they design, write and modify, we do not exercise complete control over the development efforts of our programmers and we cannot be certain that our programmers have not incorporated such open source software into our proprietary solutions and technologies or that they will not do so in the future. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our services and technologies and materially and adversely affect our business, results of operations and prospects.

We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations.

Our international sales are generally denominated in foreign currencies, and these revenues could be materially affected by currency fluctuations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenues and incur costs in the currency of the location in which we provide our solutions, it is difficult to predict if our operating activities will provide a natural hedge in the future. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenues and operating income, which could have an adverse effect on our stock price. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our revenues or results of operations.

Our results of operations may be harmed if we are required to collect sales or other related taxes for our subscription solutions in jurisdictions where we have not historically done so.

We collect sales and similar value-added taxes as part of our client agreements in a number of jurisdictions. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. One or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our solutions provided through the Intapp Platform could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage clients from purchasing our Intapp Platform, or otherwise harm our business, results of operations, and financial condition.

Risks related to our organizational structure

If the ownership of our common stock continues to be highly concentrated, it may prevent other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of September 7, 2021, Anderson Investments Pte Ltd. and its affiliates (collectively, “Anderson”) beneficially own approximately 36% of our common stock and Great Hill Equity Partners IV, L.P. and its affiliates (collectively, “Great Hill”) beneficially own approximately 30% of our common stock. As a result, Anderson and Great Hill exercise significant influence over all matters requiring a stockholder vote, including: the election of directors; mergers, and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Anderson and Great Hill may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Anderson and Great Hill may each seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

Certain provisions of Delaware law, the Stockholders’ Agreement, our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Certain provisions of Delaware law, that certain stockholders’ agreement, dated July 2, 2021, by and between us, Anderson and Great Hill (the “Stockholders’ Agreement”), our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors or certain existing stockholders.

The Company will initially not be governed by Section 203 of the Delaware General Corporation Law, as amended (the “DGCL”), and we will only become subject to Section 203 of the DGCL, immediately following the time at which both of the following conditions exist: (i) Section 203 of the DGCL by its terms would, but for the provisions of our amended and restated certificate of incorporation, apply to the Company; and (ii) neither Great Hill nor Anderson owns (as defined in Section 203 of the DGCL) shares of capital stock of the Company representing at least fifteen percent (15%) of the voting power of all the then outstanding shares of capital stock of the Company. Section 203 of the DGCL prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of two-thirds of all of our outstanding common stock not held by such interested stockholder.

Furthermore, Anderson and Great Hill control a significant portion of the voting power of the shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and Anderson and Great Hill are able to influence outcome of matters submitted to a stockholder vote. For so long as Anderson and Great Hill continue to own a significant percentage of our common stock, Anderson and Great Hill, through their collective voting power, will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Pursuant to the Stockholders’ Agreement, so long as each of Anderson and Great Hill beneficially owns at least 10.0% of our outstanding common stock, each shall have the right to nominate one director to our board of directors.

These provisions may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by Anderson, Great Hill, our management or our board of directors. Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.

Risks related to ownership of our common stock

An active trading market for our common stock may never develop or be sustained.

Although our common stock is listed on the Nasdaq Global Select Market, an active trading market for our common stock may not develop on that exchange or, if developed, that market may not be sustained. Accordingly, if an active trading market for our common stock does not develop or is not maintained, the liquidity of our common stock, your ability to sell your shares of common stock when desired and the prices that you may obtain for your shares of common stock will be adversely affected. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly or annual operating results;
•	our ability to attract new clients in both domestic and international markets, and our ability expand the solutions provided to existing clients;
•

the timing of our clients’ buying decisions and reductions in our clients’ budgets for IT purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;
•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;
•	additions to, or departures of, key management personnel;
•	any increased indebtedness we may incur in the future;
•	announcements and public filings by us or others and developments affecting us;
•	actions by institutional stockholders;

•	litigation and governmental investigations;
•	operating and stock performance of other companies that investors deem comparable to us (and changes in their market valuations) and overall performance of the equity markets;
•	speculation or reports by the press or investment community with respect to us or our industry in general;
•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;
•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments;
•	announcements or actions taken by Anderson or Great Hill as our principal stockholders;
•	sales of substantial amounts of our common stock by Anderson, Great Hill or other significant stockholders or our insiders, or the expectation that such sales might occur;
•

volatility or economic downturns in the markets in which we, our clients and our partners are located caused by pandemics, including the COVID-19 pandemic, and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics; and

•

general market, political and economic conditions, in the professional and financial services industry in particular, including any such conditions and local conditions in the markets in which any of our clients are located.

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future offerings of debt or equity securities by us may materially adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. In addition, we may seek to expand operations in the future to other markets which we would expect to finance through a combination of additional issuances of equity, corporate indebtedness and/or cash from operations.

Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and convertible preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

As of September 7, 2021, there were 60,678,447 shares of common stock outstanding. Approximately 36% of our outstanding common stock is held by Anderson and approximately 30% of our outstanding common stock is held by Great Hill and can be resold into the public markets in the future in accordance with the requirements of Rule 144. The sale by Anderson or Great Hill of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

We and our executive officers, directors, and substantially all of our existing stockholders have agreed with the underwriters that, subject to certain leak-outs and other exceptions, for a period of 180 days after the date of the closing of our initial public offering, we and they will not directly or indirectly offer, pledge, sell, contract to sell, sell any option or contract to purchase or otherwise dispose of any common stock or any securities convertible into or exercisable or exchangeable for common stock, or in any manner transfer all or a portion of the economic consequences associated with the ownership of common stock, or cause a registration statement covering any common stock to be filed, without the prior written consent of the representatives of the underwriters in our initial public offering.

In addition, pursuant to the Registration Rights Agreement (as defined below), certain of our existing stockholders and their respective affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable.

The market price of our common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans or otherwise will dilute all other stockholdings.

As of September 7, 2021, we had an aggregate of 16,510,510 shares of common stock authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by all of our stockholders.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Annual Report on Form 10-K, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period to enable us to comply with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We have not paid dividends in the past and do not anticipate paying any dividends on our common stock in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to pay regular dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory, and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Certain of our debt agreements limit the ability of certain of our subsidiaries to pay dividends. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends. Until such time that we pay a dividend, our investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Our amended and restated certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for certain types of actions and proceedings and the federal courts for certain other types of actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or other stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or our stockholders to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim that is governed by the internal affairs doctrine shall be, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to these provisions. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation contains a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

General risk factors

We may not be able to obtain capital when desired on favorable terms, if at all, and we may not be able to obtain capital or complete acquisitions through the use of equity without dilution to our stockholders.

We may need additional financing to execute on our current or future business strategies, including to develop new or enhance existing solutions, acquire businesses and technologies or otherwise respond to competitive pressures. Our ability to raise capital in the future may be limited, and if we fail to raise capital when needed, we could be prevented from growing and executing our business strategy.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our solutions, invest in future growth opportunities or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.

If tax laws change or we experience adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.

We are subject to federal, state and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition, and results of operations.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, our stock price could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock or if our reporting results do not meet their expectations, our stock price could decline.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would harm our business.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Exchange Act, and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, legal and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Pursuant to Sarbanes-Oxley Act Section 404(a), we will be required to furnish a report by our management on our internal control over financial reporting. In order to maintain effective internal controls, we will need additional financial personnel, systems and resources. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Sarbanes-Oxley Act Section 404 within the prescribed period, we will be engaged in a process to document, evaluate and test the effectiveness of our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

As we commence conducting review and testing, we may in the future, identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business and reputation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have eight offices globally, all in leased or managed premises. Our corporate headquarters is located in Palo Alto, California, and consists of approximately 26,000 square feet of space pursuant to an agreement that expires in August 2023. In addition to our head office, we also maintain seven offices in multiple locations in the United States and internationally in the United Kingdom and Ukraine. Our lease renewal dates range from 2021 to 2030.

We are evaluating our real estate strategy as it relates to the impact of the COVID-19 pandemic and changing needs of a remote workforce. In the future, we may expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. We expect to incur additional expenses in connection with such new or expanded facilities.

Item 3. Legal Proceedings.

From time to time we may become involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Except as set forth below, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We may from time to time receive letters from third parties alleging patent infringement, violation of employment practices, or trademark infringement, and we may in the future participate in litigation to defend ourselves. We cannot predict the results of any such disputes, and regardless of the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

On February 11, 2021, Navatar Group, Inc. commenced an action in the United States District Court for the Southern District of New York captioned Navatar Group, Inc. v. DealCloud, Inc., 1:21-cv-01255. In its complaint, Navatar asserts false advertising and related claims, alleging that DealCloud, Inc., a subsidiary of the Company, has disseminated false and/or misleading statements about Navatar’s financial condition, current sales and sales staff levels. Navatar claims that it has lost customers and prospective customers to DealCloud as a result of the allegedly false statements. Navatar has not alleged the amount of damages resulting from such statements. The Company is not in a position to estimate such damages. The Company is vigorously defending the claim.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “INTA” and began trading on June 30, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of September 7, 2021, there were 264 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

In July 2020, we sold (i) 1,178,806 shares of common stock to Anderson Investments Pte. Ltd. for a purchase price of $12.00 per share and $14,145,672 in the aggregate, (ii) 1,037,939 shares of common stock to Great Hill Equity Partners IV, L.P. and 3,728 shares of common stock to Great Hill Investors, LLC for a purchase price of $12.00 per share and $12,500,004 in the aggregate and (iii) 212,072 shares of common stock to John Hall for a purchase price of $12.00 per share and $2,544,864 in the aggregate. The shares of common stock described above were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transactions did not involve a public offering. No underwriters were involved in the sale.

From July 1, 2020 through June 29, 2021 (the filing date of our registration statement on Form S-8), we granted (i) stock options to purchase an aggregate of 6,655,303 shares of our common stock under our equity compensation plans at a weighted-average exercise price of $15.24 per share, (ii) 3,950,000 shares of performance stock units at a weighted average grant date fair value of $26.00 per share, (iii) 46,150 shares of restricted stock unites at a weighted average grant date fair value of $26.00 per share. The option and RSU issuances described above were exempt from registration under the Securities Act under either (1) Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or (2) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of such securities were our employees, consultants or directors and received the securities under our equity compensation plans. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds

On July 2, 2021, we completed our initial public offering, in which we sold 10,500,000 shares of our common stock to the public at a price of $26.00 per share. Additionally, on July 8, 2021, we sold an additional 1,575,000 shares of our common stock, pursuant to the underwriters’ exercise in full of the over-allotment option that was granted to the underwriters in connection with our initial public offering, for an aggregate of 12,075,000 shares of our common stock sold in our initial public offering. The offer and sale of the shares of our common stock in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256812) which was declared effective by the SEC on June 29, 2021.

The aggregate offering price for the shares sold in the offering was $314.0 million. We received net proceeds of $283.4 million after deducting underwriters’ discounts and commissions and offering expenses of $30.6 million. We used $278.0 million of the net proceeds from the offering to fully repay outstanding borrowings under our credit facility. There has been no material change in the planned use of the remaining net proceeds from the use of proceeds described in the prospectus relating to our initial public offering. No net offering proceeds or expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10 K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.

Overview

Intapp is a leading provider of industry-specific, cloud-based software solutions for the professional and financial services industry globally. We empower the world’s premier private capital, investment banking, legal, accounting, and consulting firms with the technology they need to meet rapidly changing client, investor, and regulatory requirements, deliver the right insights to the right professionals, and operate more competitively.

Our Intapp Platform is purpose-built to modernize these firms. The platform facilitates greater team collaboration, digitizes complex workflows to optimize deal and engagement execution, and leverages proprietary AI to help nurture relationships and originate new business. By better connecting their most important assets—people, processes, and data—our platform helps firms increase client fees and investment returns, operate more efficiently, and better manage risk and compliance.

How We Generate Revenue

We generate revenues primarily from software subscriptions, typically with one-year or multi-year contract terms. We sell our software through a direct enterprise sales model, which targets clients based on end market, geography, firm size, and business need. Historically, most of our clients hosted our software on-premises. However, as we saw the potential for the cloud to impact the professional and financial services industry, we invested in developing a multi-tenant cloud version of our platform and launched our initial software-as-a-service (“SaaS”) solutions in 2017. We recognize revenues from SaaS subscriptions ratably over the term of the contract, while we recognize revenues from the license component of on-premises subscriptions upfront and the support component of such subscriptions ratably over the support term. We generally price our subscriptions based on the modules deployed as well as the number of users adopting our solution.

We expect substantially all of our new ARR growth in the future to be from the sale of SaaS subscriptions.

We generate a majority of our non-recurring revenues from professional services. Our clients utilize these services to configure and implement one or more modules of the Intapp Platform, integrate those modules with the existing platform and with other core systems in their IT environment, upgrade their existing deployment, and provide training for their employees. Other professional services include strategic consulting and advisory work, which are generally provided on a standalone basis.

Our total revenues for fiscal years 2021, 2020 and 2019 were $214.6 million, $186.9 million and $143.2 million, respectively. Net losses attributable to us for fiscal years 2021, 2020 and 2019 were $46.8 million, $45.9 million and $17.1 million, respectively.

Recent Developments

On July 2, 2021, immediately prior to the closing of the IPO, our amended and restated Certificate of Incorporation became effective, pursuant to which our authorized capital stock was increased to 700 million shares of common stock and 50 million shares of preferred stock.

On July 2, 2021, we completed our IPO and sold 10,500,000 shares of our common stock at a public offering price of $26.00 per share. The net proceeds to us were $245.2 million, after deducting the underwriters’ discounts and offering expenses payable by us.

On July 2, 2021, upon the closing of the IPO, all outstanding shares of Series A and Series A-1 convertible preferred stock were automatically converted into 19,034,437 shares of our common stock on a one-for-one basis.

On July 8, 2021, the underwriters of our IPO exercised in full their right to purchase an additional 1,575,000 shares of our common stock at the public offering price of $26.00 per share. The net proceeds to us were $38.2 million, after deducting the underwriters’ discounts.

On July 12, 2021, we repaid the outstanding $273.0 million borrowing under the term loan and $5.0 million borrowing under the revolving credit facility from the proceeds of the IPO. As a result, we will recognize a loss on extinguishment of debt of $2.4 million on this date for the unamortized financing costs related to the term loan.

Factors affecting our performance

Market adoption of our cloud platform.    Our future growth depends on our ability to win new professional and financial services clients and expand within our existing client base, primarily through the continued acceptance of our cloud business. Our cloud business has historically grown faster than our overall business, and represents an increasing proportion of our ARR. We must demonstrate to new and existing clients the benefits of selecting our cloud platform, and support those deployments once live with reliable and secure service. From a sales perspective, our ability to add new clients and expand within existing accounts depends upon a number of factors, including the quality and effectiveness of our sales personnel and marketing efforts, and our ability to convince key decision makers within professional and financial services firms to embrace the Intapp Platform over point solutions, internally developed solutions, and horizontal solutions.

Long-term ARR expansion.    A key element of our growth strategy is expanding within our existing client base. We typically land new clients by selling an application suite or capability to address a desired business outcome. From there, we seek to grow with the client, encouraging them to adopt our end-to-end platform capabilities across more of their organization until they reach full adoption of our platform.

We believe the historical ARR expansion within our existing client base illustrates our success in executing our land and expand strategy over the long term. To measure ARR expansion, we categorize clients by the year in which they first contracted for any of our platform modules, which we call an annual cohort. For each annual cohort, we measure the cohort’s aggregate ARR for our most recently completed fiscal year and divide it by the cohort’s aggregate ARR at the end of the previously completed fiscal year. We refer to the resulting quotient as ARR expansion.

We measure our ability to grow and retain ARR from existing clients using a metric we refer to as net revenue retention. We calculate this by starting with the ARR from the cohort of all clients as of the twelve months prior to the applicable fiscal period, or prior period ARR. We then calculate the ARR from these same clients as of the current fiscal period, or current period ARR. We then divide the current period ARR by the prior period ARR to calculate the net revenue retention.

This metric accounts for changes in our recurring revenue base from capability increases or decreases, seat increases or decreases, price increases or decreases, and client attrition. We have averaged a net revenue retention rate of over 110% for fiscal years 2021 and 2020 due to a steady increase in client adoption of our platform’s capabilities and a low level of client attrition. However, if our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

Continued investment in innovation and growth. We have made substantial investments in research and development and sales and marketing to achieve a leadership position in our market and grow our revenues and client base. We intend to continue to invest in research and development to build new capabilities and maintain the core technology underpinning our differentiated platform. In addition, we expect to increase investment in sales and marketing to broaden our reach with new clients in the United States and abroad and deepen our penetration with existing clients. We are in the process of increasing our general and administrative spending to support our growing operations and prepare for operating as a public company. With our revenue growth objectives, we expect to continue to make such investments for the foreseeable future.

To complement our organic growth engine, we continue to evaluate acquisition opportunities that will help us extend our platform, broaden and deepen our market leadership, and add new clients, and we have a track record of successfully identifying and integrating complementary businesses within the professional and financial services industry.

COVID-19 effects on demand for our platform. In light of the onset of COVID-19 in the third quarter of fiscal year 2020, we experienced lower demand and longer sales cycles from some of our clients than we would have anticipated going into the second half of fiscal year 2020. Over recent months, we have seen demand for our platform solutions begin to recover. However, given the ongoing nature of the COVID-19 pandemic and the risks it poses for business operations and demand for services across all sectors, there is no guarantee with respect to the timing or magnitude of demand recovery in the economy, or in the industry sectors that we serve, which may adversely impact our operating results.

Key business metrics

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Annual recurring revenues (“ARR”)

ARR represents the annualized recurring value of all active SaaS and on-premises subscription contracts at the end of a reporting period. Contracts with a term other than one year are annualized by taking the committed contract value for the current period divided by number of days in that period then multiplying by 365. As a metric, ARR mitigates fluctuations in revenue recognition due to certain factors, including contract term and the sales mix of SaaS contracts and subscription licenses. ARR does not have any standardized meaning and may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenues and deferred revenues and is not intended to be combined with or to replace either of those elements of our financial statements. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our clients.

ARR was $212.3 million and $172.6 million as of June 30, 2021 and 2020, respectively, an increase of 23%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $109.7 million and $74.1 million as of June 30, 2021 and 2020, an increase of 48%, and represented 52% and 43% of ARR for fiscal years 2021 and 2020, respectively.

Number of clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of June 30, 2021, we had over 1,900 clients.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of June 30, 2021 and 2020, we had 420 and 356 clients, respectively, with contracts greater than $100,000 of ARR, of which 31 and 17 clients, respectively, with contracts greater than $1.0 million of ARR.

Components of our results of operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 89%, 87% and 86% of our total revenues during fiscal years 2021, 2020 and 2019, respectively.

SaaS and support

We recognize revenues from our SaaS solutions ratably over the term of the contract beginning once the SaaS environment is provisioned and made available to clients. The initial term of our SaaS contracts is generally one to three years in duration.

Support revenues consist of non-cancelable support which is included with our subscription licenses and entitles clients to receive technical support and software updates, on a when and if available basis. We recognize revenues for support ratably over the term of the support contract which corresponds to the underlying subscription license agreement. We expect to continue to generate a relatively consistent stream of revenues from support services we provide to our existing subscription license clients. However, over time as we focus on new sales of our SaaS solutions and encourage existing subscription license clients to migrate to SaaS solutions, we expect revenues from support to decrease as a percentage of total revenues.

Subscription license

Our subscription licenses provide the client with the right to functional intellectual property and are distinct performance obligations as the client can benefit from the subscription licenses on their own. The transaction price allocated to subscription license arrangements is recognized as revenues at a point in time when control is transferred to the client, which generally occurs at the time of delivery for a new contract or commencement of the renewal term for renewals. Subscription license fees are generally payable in advance on an annual basis over the term of the license arrangement, which is typically noncancelable.

Professional services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. The majority of professional services engagements are billed to clients on a time and materials basis and revenues are recognized as invoiced. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead for facilities and IT) and accounted for 11%, 13% and 14% of our total revenues during fiscal years 2021, 2020 and 2019, respectively.

Cost of revenues

Our cost of revenues consists primarily of expenses related to providing SaaS subscription, support and professional services to our clients, including personnel costs (salaries, bonuses, benefits, and stock-based compensation) and related expenses for client support and services personnel, as well as cloud infrastructure costs, third-party expenses, depreciation of fixed assets, amortization of capitalized internal-use software costs and acquired intangible assets, and allocated overhead. We do not have any cost of revenues related to our subscription licenses. We recognized expenses in fiscal year 2020 related to our April 2020 restructuring plan for the organizational integration of the DealCloud acquisition and some COVID-19-related headcount reductions that impacted our cost of revenues. We expect our cost of revenues to increase in absolute dollars as we expand our SaaS client base over time as this will result in increased cloud infrastructure costs and increased costs for additional personnel to provide technical support services to our growing client base.

Cost of SaaS and support

Our cost of SaaS and support revenues comprises the direct costs to deliver and support our products, including salaries, bonus, benefits, stock-based compensation, as well as allocated overhead for facilities and IT, third-party hosting fees related to cloud services, amortization of capitalized internal-use software development costs and amortization of acquired intangible assets.

Cost of professional services

Our cost of professional services revenues comprises the personnel-related expenses for our professional services employees and contractors responsible for delivering implementation, upgrade and migration services to our clients. This includes salaries, benefits, stock-based compensation, and allocated overhead for facilities and IT. We expect the cost of professional services revenues to increase in absolute dollars as we continue to hire personnel to provide implementation, upgrade and migration services to our growing client base.

Operating expenses

Research and development expense

Our research and development expenses comprise costs associated with the development of our software products for sale. The major components of research and development costs include salaries and employee benefits, costs of third-party services, and allocations of various overhead and occupancy costs. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions.

Sales and marketing expense

Our sales and marketing expenses consist primarily of costs incurred for personnel-related expenses for our sales and marketing employees as well as commission payments to our sales employees, costs of marketing events and online advertising, allocations of various overhead and occupancy costs and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefit. We expect in the long-term we will see an increase of our sales and marketing expense as we continue to expand our direct sales force to capitalize on opportunities for growth and resume in-person conferences and attendance at trade shows once the COVID-19 pandemic has been brought under control.

General and administrative expense

Our general and administrative expenses consist primarily of personnel-related expenses as well as professional services and facilities costs related to our executive, finance, human resources, information technology and legal functions. Being a new public company, we expect to incur significant additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the additional costs of achieving and maintaining compliance with the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Restructuring

Restructuring expenses relate to our April 2020 restructuring plan for the organizational integration of the DealCloud acquisition and some COVID-19-related headcount reductions across all functions. These charges have been classified in cost of revenues or operating expenses according to the nature of the expenses.

Interest expense

Interest expense, net primarily consists of the interest on our debt, which was paid in full in July 2021.

Other income (expense), net

Other income (expense), net consists primarily of realized and unrealized foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary assets and liabilities denominated in currencies other than the U.S. dollar.

Income tax benefit (expense)

Our income tax provision consists of an estimate of federal, state, and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total dollar terms and as a percentage of total revenues (percentages may not add up due to rounding):

	Year ended June 30,
	2021		2020 As adjusted*		2019 As adjusted*
	(in thousands, except for percentages)
Revenues:
SaaS and support	$144,075	67%	$114,125	61%	$73,997	52%
Subscription license	45,963	21	48,427	26	48,939	34
Total recurring revenues	190,038	89	162,552	87	122,936	86
Professional services	24,595	11	24,300	13	20,287	14
Total revenues	214,633	100	186,852	100	143,223	100
Cost of revenues:
SaaS and support	40,644	19	37,677	20	23,170	16
Total cost of recurring revenues	40,644	19	37,677	20	23,170	16
Professional services	33,730	16	32,847	18	21,723	15
Restructuring	—	—	765	—	—	—
Total cost of revenues	74,374	35	71,289	38	44,893	31
Gross profit	140,259	65	115,563	62	98,330	69
Operating expenses:
Research and development	50,853	24	42,090	23	28,826	20
Sales and marketing	69,948	33	58,898	32	44,889	31
General and administrative (1)	42,418	20	28,491	15	28,718	20
Restructuring	—	—	2,894	2	—	—
Total operating expenses	163,219	76	132,373	71	102,433	72
Operating loss	(22,960)	(11)	(16,810)	(9)	(4,103)	(3)
Interest expense	(24,608)	(11)	(27,856)	(15)	(19,944)	(14)
Other income (expense), net	1,276	1	(896)	—	(898)	(1)
Net loss before income taxes	(46,292)	(22)	(45,562)	(24)	(24,945)	(17)
Income tax benefit (expense)	(472)	—	(353)	—	7,806	5
Net loss	$(46,764)	(22)%	$(45,915)	(25)%	$(17,139)	(12)%

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 to our consolidated financial statements for a summary of adjustments.
(1)	Includes acquisition-related transaction costs of $1.6 million and $3.4 million for fiscal years 2021 and 2019, respectively.

Comparison of the Fiscal Years Ended June 30, 2021 and 2020

Revenues

	Year ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$144,075	$114,125	$29,950	26%
Subscription license	45,963	48,427	(2,464)	(5)%
Total recurring revenues	190,038	162,552	27,486	17%
Professional services	24,595	24,300	295	1%
Total revenues	$214,633	$186,852	$27,781	15%

Recurring revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $27.5 million, or 17%, compared to the prior year.

Our SaaS and support revenues grew $30.0 million, or 26%, in fiscal year 2021 compared to fiscal year 2020, principally due to increased sales to new clients and additional orders and renewals by existing clients.

Subscription license revenues decreased $2.5 million, or 5%, in fiscal year 2021 compared to the prior year, primarily due to fewer multi-year deals originating or renewing in fiscal year 2021 compared to the prior year and our trend to migrate subscription clients to cloud. We anticipate subscription license revenues as a percentage of our total revenues may vary quarter to quarter and will continue to decrease as we continue to emphasize the sale of SaaS solutions to our clients and cloud migration.

Professional services

Professional services revenues increased by $0.3 million, or 1%, for fiscal year 2021 compared to fiscal year 2020. In the early part of fiscal year 2021, we saw a slowdown in new sales and related demand for implementation services as well as reduced demand for upgrade services due to COVID-19. We saw a recovery in demand for implementation, upgrade and migration services in the second half of the fiscal year which helped offset the impact of the COVID-19 slowdown experienced earlier.

Cost of revenues and gross profit

	Year ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$40,644	$37,677	$2,967	8%
Total cost of recurring revenues	40,644	37,677	2,967	8%
Professional services	33,730	32,847	883	3%
Restructuring	—	765	(765)	n/a
Total cost of revenues	74,374	71,289	3,085	4%
Gross profit
SaaS and support	103,431	76,448	26,983	35%
Subscription license	45,963	48,427	(2,464)	(5)%
Total gross profit - recurring revenues	149,394	124,875	24,519	20%
Professional services (including restructuring of $0 and $765)	(9,135)	(9,312)	177	(2)%
Gross profit	$140,259	$115,563	$24,696	21%

Cost of SaaS and support

Cost of SaaS and support revenues increased by $3.0 million, or 8%, for fiscal year 2021 compared to fiscal year 2020. The increase can be attributed primarily to an increase in cost of hosting services as we expanded our cloud offerings and royalty expenses associated with third-party products in our software offerings.

Cost of professional services

Cost of professional services revenues increased by $0.9 million, or 3%, for fiscal year 2021 compared to fiscal year 2020, primarily due to an increase in headcount-related costs due to new hires and an increase in the annual bonus, partially offset by a decrease in travel related costs due to the impact of COVID-19.

Gross profit

Gross profit increased by $24.7 million, or 21%, driven by the growth in SaaS and support revenues together with cost savings due to reduced travel related costs as a result of the COVID-19 pandemic, which was offset by a reduction in subscription license revenues and an increase in royalty expenses and professional services costs.

Operating expenses

	Year ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$50,853	$42,090	$8,763	21%
Sales and marketing	69,948	58,898	11,050	19%
General and administrative	42,418	28,491	13,927	49%
Restructuring	—	2,894	(2,894)	n/a
Total operating expenses	$163,219	$132,373	$30,846	23%

Research and development expense

Research and development expense increased by $8.8 million, or 21%, for fiscal year 2021 compared to fiscal year 2020, primarily due to headcount-related costs as we continued to invest in the development of our future product offerings. Of this amount, $5.9 million was attributable to a combination of increased headcount, the impact of annual pay raises and an increase in accrued bonus, and $1.0 million was attributable to contract labor costs. Stock-based compensation expense increased by $2.9 million due to an increase in option grants made in fiscal year 2021 combined with an increase in the fair value of the common stock underlying such grants. These increases were partially offset by a decrease in travel related costs of $0.9 million due to COVID-19 related restrictions.

Sales and marketing expense

Sales and marketing expenses increased by $11.1 million, or 19%, for fiscal year 2021 compared to fiscal year 2020, primarily driven by increased headcount-related costs, partially offset by reduced travel and marketing expenses. Personnel costs increased by $9.4 million due to an increase in headcount, the impact of annual pay raises and higher commission expense due to new sales growth. Stock-based compensation expense increased by $5.8 million due to an increase in option grants made in fiscal year 2021 combined with an increase in the fair value of the common stock underlying such grants. These increases were partially offset by a decrease of $4.8 million in travel related costs and marketing expenses resulting from the curtailment of business travel and in-person corporate marketing events caused by COVID-19.

General and administrative expense

General and administrative expense increased by $13.9 million, or 49%, for fiscal year 2021 compared to fiscal year 2020. The increase was primarily driven by personnel expenses and costs associated with our preparations to go public. Stock-based compensation expense increased by $5.3 million due to an increase in option grants made in fiscal year 2021 combined with an increase in the fair value of the common stock underlying such grants. Personnel expenses increased by $2.8 million, primarily due to an increased bonus accrual in fiscal year 2021. We also incurred increased expenditures for consultants and professional services of $6.1 million. These increases were partially offset by a $1.4 million decrease in travel and entertainment and company event related expenses resulting from the suspension of business travel and in-person company events due to COVID-19.

Restructuring

Restructuring expense decreased by $2.9 million in fiscal year 2021 compared to fiscal year 2020. The decrease was as a result of a re-organization and restructuring plan undertaken by management in April 2020 and consists of severance and employee benefit costs. There were no such activities in fiscal year 2021.

Interest expense

	Year ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Interest expense	$(24,608)	$(27,856)	$3,248	(12)%

Interest expense decreased by $3.2 million in fiscal year 2021 compared to fiscal year 2020. The reduction was primarily driven by a decrease in the variable interest rate on our debt.

Other income (expense), net

	Year ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Other income (expense), net	$1,276	$(896)	$2,172	(242)%

The increase in other income (expense), net for fiscal year 2021 compared to fiscal year 2020 was primarily attributable to unrealized and realized foreign exchange gains arising on our cash and accounts receivable balances denominated in British Pound as a result of the British Pound strengthening against the U.S. Dollar during fiscal year 2021. Our cash and accounts receivable balances denominated in other currencies were immaterial.

Income tax expense

	Year ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Income tax expense	$(472)	$(353)	$(119)	34%

Income tax expense was $0.5 million for fiscal year 2021 compared to an income tax expense of $0.4 million recorded during fiscal year 2020. The income tax expense for fiscal years 2021 and 2020 are primarily attributable to taxes in foreign jurisdictions.

Comparison of the Fiscal Years Ended June 30, 2020 and 2019

Revenues

	Year ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$114,125	$73,997	$40,128	54%
Subscription license	48,427	48,939	(512)	(1)%
Total recurring revenues	162,552	122,936	39,616	32%
Professional services	24,300	20,287	4,013	20%
Total revenues	$186,852	$143,223	$43,629	30%

Recurring revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $39.6 million, or 32%, compared to the prior year.

Our SaaS and support revenues grew $40.1 million, or 54%, in fiscal year 2020 compared to fiscal year 2019. This increase was principally due to the full year of revenues recognized from initial SaaS subscription and support services sold to new and existing clients in fiscal year 2019 and from renewals of such services in fiscal year 2020, the full year of revenues from the three fiscal year 2019 acquisitions, DealCloud, gwabbit and OnePlace, and revenues from initial sales to new and existing clients in fiscal year 2020.

Subscription license revenues decreased $0.5 million, or 1%, in fiscal year 2020 compared to the prior year, as we emphasized new sales of SaaS solutions to our clients. We anticipate that the percentage of subscription license revenues as a percentage of our total revenues will continue to decrease.

Professional services

Professional services revenues increased by $4.0 million, or 20%, for fiscal year 2020 compared to fiscal year 2019. The increase was primarily driven by an increase in implementation agreements as we performed implementation, upgrade and migration services to on-board new clients and expanded our offerings to our existing clients.

Cost of revenues and gross profit

	Year ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$37,677	$23,170	$14,507	63%
Total cost of recurring revenues	37,677	23,170	14,507	63%
Professional services	32,847	21,723	11,124	51%
Restructuring	765	—	765	n/a
Total cost of revenues	$71,289	$44,893	$26,396	59%
Gross profit
SaaS and support	$76,448	$50,827	$25,621	50%
Subscription license	48,427	48,939	(512)	(1)%
Total gross profit - recurring revenues	$124,875	$99,766	25,109	25%
Professional services (including restructuring of $765 and $0)	(9,312)	(1,436)	(7,876)	548%
Gross profit	$115,563	$98,330	$17,233	18%

Cost of SaaS and support

Cost of SaaS and support revenues increased by $14.5 million, or 63%, for fiscal year 2020 compared to fiscal year 2019. The increase can be attributed primarily to increases in headcount, hosting and facilities costs to support our growth as we scale our business. Specifically, our payroll-related costs increased by $5.1 million, our facility and technology costs increased by $4.8 million, and amortization of acquired technology and capitalized software increased by $2.7 million.

Cost of professional services

Cost of professional services revenues increased by $11.1 million, or 51%, for fiscal year 2020 compared to fiscal year 2019. The increase was primarily driven by an increase of $9.6 million in our personnel-related expenses for our professional services employees and consultants as we expanded our teams to provide implementation services to our growing client base.

Restructuring

Restructuring expense, which was primarily related to professional services, was $0.8 million in fiscal year 2020 as a result of a re-organization and restructuring plan undertaken by management in April 2020 and consists of severance and employee benefit costs.

Gross profit

Our gross profit increased by $17.2 million, primarily due to growth in our recurring revenues, which was partially offset by an increase in professional services costs as we invested in implementation, upgrade and migration services to on-board new clients and to expand our subscription revenues within our existing client base, and additional SaaS and support costs due to increased investment in our cloud operations.

Operating expenses

	Year ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$42,090	$28,826	$13,264	46%
Sales and marketing	58,898	44,889	14,009	31%
General and administrative	28,491	28,718	(227)	(1)%
Restructuring	2,894	—	2,894	n/a
Total operating expenses	$132,373	$102,433	$29,940	29%

Research and development expense

Research and development expense increased by $13.3 million, or 46%, for fiscal year 2020 compared to fiscal year 2019. The increase was driven in part by an additional $6.1 million in payroll and related costs, including $0.6 million of stock-based compensation, as a result of increased headcount, along with an increase of $4.3 million in costs for consultants and contractors in order to support the development of our products and an increase of $2.2 million in the allocation of various overhead and occupancy costs to support our increased headcount.

Sales and marketing expense

Sales and marketing expense increased by $14.0 million, or 31%, for fiscal year 2020 compared to fiscal year 2019. The increase was primarily driven by an additional $12.3 million in payroll and related costs, including $0.4 million of stock-based compensation, and an increase of $2.9 million in the allocation of various overhead and occupancy costs to support our increased headcount. Additionally, there was an increase of $0.8 million in amortization for our tradename and client relationships that we acquired as part of our acquisitions in fiscal year 2019. These increases were partially offset by a decrease of $2.5 million in marketing and sales expenses as we canceled all in-person marketing and sales events in early 2020 in response to the COVID-19 pandemic.

General and administrative expense

General and administrative expense decreased by $0.2 million, or 1%, for fiscal year 2020 compared to fiscal year 2019. While we had an increase in certain expenses to support the growth of our business, such as an increase of $3.9 million in payroll and related costs due to increased headcount, the increase was offset by a decrease in transaction costs of $3.1 million, and a decrease of $0.6 million in recruiting costs, a decrease of $0.3 million in travel and entertainment expenses and a decrease of $0.3 million in costs related to conferences and events which were related to cost reduction measures taken in response to the COVID-19 pandemic.

Restructuring

Restructuring expense was $2.9 million in fiscal year 2020 as a result of a re-organization and restructuring plan undertaken by management in April 2020 and consists of severance and employee benefit costs.

Interest expense

	Year ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Interest expense	$(27,856)	$(19,944)	$(7,912)	40%

Interest expense increased by $7.9 million for fiscal year 2020 compared to fiscal year 2019. The change was primarily driven by an increase in our term loan in May 2019, resulting in interest being paid on a higher balance for the entire fiscal year 2020 compared to only a partial period during fiscal year 2019. Additionally, we increased our borrowings on the credit facility during the twelve months ended June 30, 2020.

Income tax benefit (expense)

	Year ended June 30,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$(353)	$7,806	$(8,159)	(105)%

Income tax expense was $0.4 million for fiscal year 2020 compared to an income tax benefit of $7.8 million recorded during fiscal year 2019. Our income tax benefit during fiscal year 2019 was primarily attributable to a partial release of the valuation allowance against our deferred tax assets in the U.S. due to acquisitions that were completed during the year. The valuation allowance release was the result of net deferred tax liabilities originating from the acquisitions that were an available source of income to realize a portion of our deferred tax assets.

Quarterly results of operations

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended June 30, 2021, as well as the percentage that each line item represents of total revenues. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data. These historical quarterly operating results are not necessarily indicative of the results to be expected for a full year or any future period.

	Three months ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2019	2019	2020	2020	2020	2020	2021	2021
	(in thousands)
Revenues
SaaS and support	$25,209	$28,160	$29,511	$31,245	$33,105	$34,651	$36,888	$39,431
Subscription license	12,614	11,655	12,987	11,171	9,996	9,750	11,784	14,433
Total recurring revenues	37,823	39,815	42,498	42,416	43,101	44,401	48,672	53,864
Professional services	6,637	6,336	6,195	5,132	5,042	5,184	6,976	7,393
Total revenues	44,460	46,151	48,693	47,548	48,143	49,585	55,648	61,257
Cost of revenues
SaaS and support	8,754	9,013	10,157	9,753	9,279	9,876	10,826	10,663
Total cost of recurring revenues	8,754	9,013	10,157	9,753	9,279	9,876	10,826	10,663
Professional services	7,669	8,978	8,795	7,405	7,704	7,551	8,795	9,680
Restructuring	—	—	—	765	—	—	—	—
Total cost of revenues	16,423	17,991	18,952	17,923	16,983	17,427	19,621	20,343
Gross profit	28,037	28,160	29,741	29,625	31,160	32,158	36,027	40,914
Operating expenses:
Research and development	9,926	10,931	11,786	9,447	11,954	12,146	13,036	13,717
Sales and marketing	14,504	15,592	15,827	12,975	15,338	15,472	16,407	22,731
General and administrative	7,396	7,757	7,888	5,450	8,144	9,437	10,729	14,108
Restructuring	—	—	—	2,894	—	—	—	—
Total operating expenses	31,826	34,280	35,501	30,766	35,436	37,055	40,172	50,556
Operating loss	(3,789)	(6,120)	(5,760)	(1,141)	(4,276)	(4,897)	(4,145)	(9,642)
Interest expense	(6,917)	(6,925)	(7,008)	(7,006)	(6,279)	(6,395)	(5,850)	(6,084)
Other income (expense), net	(599)	604	(832)	(69)	268	1,107	(58)	(41)
Net loss before income taxes	(11,305)	(12,441)	(13,600)	(8,216)	(10,287)	(10,185)	(10,053)	(15,767)
Income tax expense	(3)	(112)	(172)	(66)	(120)	(145)	(64)	(143)
Net loss	$(11,308)	$(12,553)	$(13,772)	$(8,282)	$(10,407)	$(10,330)	$(10,117)	$(15,910)

Quarterly trends as a percentage of total revenues (percentages may not add up due to rounding):

	Three months ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2019	2019	2020	2020	2020	2020	2021	2021
	(as a percentage of total revenues)
Revenues
SaaS and support	57%	61%	61%	66%	69%	70%	66%	64%
Subscription license	28	25	27	23	21	20	21	24
Total recurring revenues	85	86	87	89	90	90	87	88
Professional services	15	14	13	11	10	10	13	12
Total revenues	100	100	100	100	100	100	100	100
Cost of revenues
SaaS and support	20	20	21	21	19	20	19	17
Total cost of recurring revenues	20	20	21	21	19	20	19	17
Professional services	17	19	18	16	16	15	16	16
Restructuring	—	—	—	2	—	—	—	—
Total cost of revenues	37	39	39	38	35	35	35	33
Gross profit	63	61	61	62	65	65	65	67
Operating expenses:
Research and development	22	24	24	20	25	24	23	22
Sales and marketing	33	34	33	27	32	31	29	37
General and administrative	17	17	16	11	17	19	19	23
Restructuring	—	—	—	6	—	—	—	—
Total operating expenses	72	74	73	65	74	75	72	83
Operating loss	(9)	(13)	(12)	(2)	(9)	(10)	(7)	(16)
Interest expense	(16)	(15)	(14)	(15)	(13)	(13)	(11)	(10)
Other income (expense), net	(1)	1	(2)	—	1	2	—	—
Net loss before income taxes	(25)	(27)	(28)	(17)	(21)	(21)	(18)	(26)
Income tax expense	—	—	—	—	—	—	—	—
Net loss	(25)%	(27)%	(28)%	(17)%	(22)%	(21)%	(18)%	(26)%
Quarterly trends in revenues

Our quarterly SaaS and support revenues increased sequentially for each period presented, primarily due to sales to new clients and additional orders and renewals placed by existing clients. We cannot assure you that this pattern of sequential growth in SaaS and support revenues will continue.

Sales of our subscription licenses are recognized at a point-in-time, generally upon delivery of the license or commencement of the renewal term, rather than over the license term, which causes our quarterly subscription license revenues to fluctuate depending on the timing of new sales and renewals of existing contracts. As we have emphasized sales of SaaS solutions to our clients, our quarterly subscription license revenues have generally decreased each quarter, except the third and fourth quarters of fiscal year 2021 and the third quarter of fiscal year 2020, when there was an increase caused largely by the number of subscription license deals contracted in those quarters. We anticipate that subscription license revenues will generally continue to decrease as we focus on sales of our SaaS solutions but may fluctuate quarter to quarter depending on the pattern of existing annual and multi-year contract renewals.

Our professional services revenues declined over the periods presented except the third and fourth quarters of fiscal year 2021 as a result of a few large implementation projects, upgrade, and migration services by our new and existing clients in those quarters.

The proportion of our total revenues derived from SaaS and support increased over the first six quarters presented as we continued to focus on new sales of our SaaS solutions and encouraged existing subscription license clients to migrate to SaaS solutions. Although revenues from SaaS and support increased in absolute dollars during the third and fourth quarters of fiscal year 2021, they decreased as a proportion of our total revenues due to an increase in subscription license and professional services revenues. Gross profit as a percentage of total revenues increased sequentially for each period presented since the second quarter of fiscal year 2020, as we experienced increased economies of scale as we grew.

Quarterly trends in cost of revenues

Our quarterly total cost of revenues increased sequentially from the first to the third quarter of fiscal year 2020, primarily due to an increase in cost of SaaS and support as we invested in supporting our growing client base and product offerings. We completed a re-organization and restructuring plan in the fourth quarter of fiscal year 2020 as well as some COVID-19-related headcount reductions which resulted in a restructuring charge of $0.8 million for severance and employee benefits. We also implemented cost reduction measures in response to the COVID-19 pandemic, including ceasing all travel and in-person events. The reduction in headcount as a result of the restructuring combined with the cost reduction measures resulted in decreased cost of revenues starting in the fourth quarter of fiscal year 2020. Our cost of revenues started to increase again starting in the second quarter of fiscal year 2021 as we eased the cost reduction measures and hired additional personnel to provide technical support services to our growing client base.

Quarterly trends in operating expenses

Our quarterly total operating expenses, as well as quarterly research and development, sales and marketing and general and administrative expenses, increased sequentially during the first three quarters of fiscal year 2020, primarily due to increases in employee compensation-related costs driven by increase in headcount in each of these functions. In the fourth quarter of fiscal year 2020, we completed a restructuring plan for the organizational integration of the DealCloud acquisition and some COVID-19-related headcount reductions across all functions, and we cancelled all in-person meetings and events in response to the COVID-19 pandemic, resulting in a restructuring charge of $2.9 million and a decline in operating expense across all functions.

During fiscal year 2021, our quarterly total operating expenses increased across all functions primarily as a result of stock-based compensation expense associated with a new grant of performance-based equity awards and an increase in salary costs due to annual salary raises and new hires. In addition, our general and administrative costs increased during each quarter in fiscal year 2021 as we increased expenditures on consultants and incurred higher professional services fees in preparation for becoming a public company.

Liquidity and capital resources

Sources of liquidity

As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $41.5 million and had financed our operations primarily through collections from clients, borrowings under our credit facility and the issuance of convertible preferred and common stock. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality, with billings in the second and fourth quarters substantially higher than in the first and third quarters.

We expect that operating losses and negative cash flows from operations could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents and restricted cash as of June 30, 2021 will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

In July 2021, we received net proceeds of $283.4 million upon the completion of our IPO. We used $278.0 million of the net proceeds from the offering to fully repay the $273.0 million outstanding under our term loan and the $5.0 million outstanding under our revolving credit facility.

Our future capital requirements will depend on many factors, including, but not limited to, our ability to grow our revenues and the timing and extent of investment across our organization necessary to support growth in our business. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

We continue to assess the effect of the COVID-19 pandemic on our operations. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the continuing spread of the infection, the duration of the pandemic, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Cash flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods indicated (in thousands):

	Year ended June 30,
	2021	2020	2019

Cash flow data:
Net cash used in operating activities(1)	$(9,749)	$(1,410)	$(5,064)
Net cash used in investing activities	(25,604)	(5,134)	(194,605)
Net cash provided by financing activities	32,404	27,246	204,276
Effect of foreign exchange rates on cash and cash equivalents	1,253	(161)	(187)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,696)	$20,541	$4,420

(1)	Includes debt-related cash interest payments of $24.1 million, $22.1 million and $17.7 million during fiscal years 2021, 2020 and 2019, respectively.

Operating activities

During fiscal year 2021, net cash used in operating activities was $9.7 million, primarily resulting from our operating loss of $46.8 million, which was offset by $37.1 million of adjustments. These adjustments consisted of $32.6 million of non-cash charges (principally comprising depreciation and amortization and stock-based compensation expense), and net cash inflow of $4.5 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in accounts payable and other accrued liabilities of $10.7 million due to an increase in accrued bonuses and timing of payments, and an increase in deferred revenues of $28.8 million consistent with our revenue growth. These changes were partially offset by an increase in accounts and other receivable of $26.0 million due to the timing of billing and collections on our outstanding receivables, an increase in prepaid expenses of $4.7 million and an increase in deferred commissions of $3.9 million consistent with our revenue growth.

During fiscal year 2020, net cash used in operating activities was $1.4 million, primarily resulting from our operating loss of $45.9 million, which was offset by $44.5 million of adjustments. These adjustments consisted of $18.1 million of non-cash charges (principally comprising depreciation and amortization and stock-based compensation expense), and net cash inflow of $26.4 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts and other receivable of $7.7 million as we increased collections on our outstanding receivables, an increase in deferred revenues of $18.0 million consistent with our revenue growth and an increase in other liabilities of $9.0 million which primarily related to accrued interest on our debt and deferred rent. These changes were partially offset by an increase in unbilled revenues of $3.8 million and deferred commissions of $3.4 million consistent with our revenue growth and a decrease in accounts payable and other accrued liabilities of $1.3 million due to timing of payments.

During fiscal year 2019, net cash used in operating activities was $5.1 million, primarily resulting from our operating loss of $17.1 million, which was offset by $12.0 million of adjustments. These adjustments consisted of non-cash charges of $5.8 million and net cash inflow of $6.2 million from net changes in operating assets and liabilities, net of business combinations. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $18.9 million due to our revenue growth and an increase in accounts payable and accrued liabilities of $10.0 million due to timing of payments. These changes were partially offset by an increase in unbilled revenues of $3.8 million and deferred commissions of $3.8 million consistent with our revenue growth and an increase in accounts and other receivables of $14.0 million due to the timing of collections from our clients.

Investing activities

Net cash used in investing activities consists of business acquisitions, purchases of property and equipment, leasehold improvements, and capitalization of internal-use software costs.

During fiscal year 2021, net cash used in investing activities was $25.6 million, consisting of $20.6 million of cash consideration (net of cash acquired) paid for our acquisition of Repstor, Limited (“Repstor”), capitalized internal-use software costs of $2.5 million and capital expenditures of $2.5 million on property and equipment consisting largely of leasehold improvements to our facilities in Charlotte.

During fiscal year 2020, net cash used in investing activities was $5.1 million, consisting of capitalized internal-use software costs of $2.5 million and capital expenditures of $2.6 million on property and equipment.

During fiscal year 2019, net cash used in investing activities was $194.6 million, consisting of $190.3 million of cash consideration (net of cash acquired) paid for our acquisitions of DealCloud, gwabbit and OnePlace, capital expenditures of $2.4 million on property and equipment including $1.8 million in leasehold improvements, and $1.9 million of capitalized internal-use software.

Financing activities

During fiscal year 2021, net cash provided by financing activities was $32.4 million, primarily comprised of $29.0 million from the issuance of common stock and $15.7 million proceeds from option exercises, partially offset by $5.4 million of payments related to deferred offering costs in connection with our IPO, $5.0 million for the repayment of borrowings on our revolving line of credit and $1.9 million of payments for the repurchase of common stock.

During fiscal year 2020, net cash provided by financing activities was $27.2 million, primarily resulting from $16.5 million net proceeds for the issuance of convertible preferred stock, $3.6 million proceeds from option exercises and shareholder contribution and $10.0 million of net proceeds from borrowings on our revolving line of credit, offset by payments of $2.8 million to repurchase shares and options in the tender offer in October 2019.

During fiscal year 2019, net cash provided by financing activities was $204.3 million, primarily resulting from $281.0 million of proceeds from borrowings, $5.9 million from stock option exercises and the issuance of common stock, partially offset by payments on borrowings of $78.0 million and $4.6 million of debt financing costs.

Other non-cash items

As of June 30, 2021, in connection with the acquisition of Repstor, we are obligated to make certain earn-out payments for an amount up to $28.4 million if certain performance measures are achieved. The earn-out payments are expected to be paid in the next two fiscal years. We also are obligated to make a cash holdback payment of $2.1 million in the second quarter of fiscal year 2024. See Note 5 for a discussion of the liabilities recorded.

Non-GAAP financial measures

We report our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Specifically, management reviews non-GAAP gross profit, non-GAAP recurring gross profit, and non-GAAP operating profit each of which is a non-GAAP financial measure, to manage our business, make planning decisions, evaluate our performance and allocate resources and, for the reasons described below, considers them to be effective indicators, for both management and investors, of our financial performance over time.

Non-GAAP gross profit

We define non-GAAP gross profit as GAAP gross profit before the portion related to cost of revenues of stock-based compensation expense, amortization of intangible assets, and certain restructuring costs. We believe non-GAAP gross profit provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross profit.

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Year ended June 30,
	2021	2020*	2019*
Gross profit*	$140,259	$115,563	$98,330
Adjusted to exclude the following (as related to cost of revenues):
Stock-based compensation	1,128	642	193
Amortization of intangible assets	6,783	7,371	5,282
Restructuring costs	—	765	—
Non-GAAP gross profit	$148,170	$124,341	$103,805

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 to our consolidated financial statements for a summary of adjustments.

Non-GAAP recurring gross profit

We define non-GAAP recurring gross profit as GAAP total recurring revenues less GAAP total cost of recurring revenues adjusted for the portion of cost related to stock-based compensation expense and amortization of intangible assets. We believe non-GAAP recurring gross profit provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of recurring gross profit as management is focused on increasing sales associated with our recurring revenue stream.

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Year ended June 30,
	2021	2020*	2019*
Total recurring revenues*	$190,038	$162,552	$122,936
Total cost of recurring revenues	40,644	37,677	23,170
Recurring gross profit*	149,394	124,875	99,766
Adjusted to exclude the following (as related to recurring cost of revenues)
Stock-based compensation	250	203	76
Amortization of intangible assets	6,783	7,371	5,282
Non-GAAP recurring gross profit	$156,427	$132,449	$105,124
*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 to our consolidated financial statements for a summary of adjustments.

Non-GAAP operating profit

We define non-GAAP operating profit as GAAP operating loss excluding stock-based compensation expense, amortization of intangible assets, certain acquisition-related transaction costs and restructuring costs. We believe non-GAAP operating profit provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of GAAP operating loss.

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (in thousands):

	Year ended June 30,
	2021	2020*	2019*
Operating loss*	$(22,960)	$(16,810)	$(4,103)
Adjusted to exclude the following (including the portion related to cost of revenues):
Stock-based compensation	18,566	4,139	2,921
Amortization of intangible assets	10,870	11,339	8,383
Acquisition-related transaction costs	1,557	—	3,395
Restructuring costs	—	3,659	—
Non-GAAP operating profit	$8,033	$2,327	$10,596
*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 to our consolidated financial statements for a summary of adjustments.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$31,458	$8,784	$10,036	$3,890	$8,748
Term loan*	273,000	—	273,000	—	—
Credit facility	5,000	—	5,000	—	—
Software and other	9,768	4,946	4,669	153	—
Total	$319,226	$13,730	$292,705	$4,043	$8,748
*	Excludes interest payments on the term loan which are based on a variable interest rate as discussed below under “Indebtedness.”

In connection with the acquisition of Repstor in June 2021, we entered into a contingent consideration arrangement, consisting of earn-out payments to the former shareholders of Repstor of up to $28.4 million. The earn-out payments are expected to be paid in cash of up to $11.1 million in the third quarter of fiscal year 2022 and up to $17.3 million in the first quarter of fiscal year 2023, if the performance measures are achieved. We have not included these potential contingent payment obligations in the table above as the likelihood and amount of the payments is uncertain. See Note 4 to our consolidated financial statements for additional information.

On July 12, 2021, we repaid the full $273.0 million borrowing under our term loan and $5.0 million borrowing under our credit facility. Unamortized financing costs of $2.4 million will be recognized as a loss on extinguishment of debt on that date.

Indebtedness

In September 2013, we obtained a revolving and term credit facility (as amended in 2018 and 2019, the “credit facility”) from a lender, which provides for a total borrowing capacity of $283.0 million, consisting of a $273.0 million term loan and a $10.0 million revolving line of credit.

Amounts drawn under the revolving line of credit may be repaid and reborrowed at any time during the term of the agreement. The outstanding principal amount of the draws, together with any accrued and unpaid interest are due and payable on the maturity date or, if earlier, on the date on which they are declared due and payable pursuant to the credit facility. We may prepay the term loans at any time with an applicable prepayment premium. Any principal amount of the term loans that is repaid or prepaid may not be reborrowed.

The credit facility and term loans bear a floating rate of interest, which we select at the beginning of a period between (i) a LIBOR loan, for which the interest rate is calculated as the then-current LIBOR rate, with a floor of 1.00%, plus 7.25%, and (ii) an index loan, for which the interest rate is calculated as the then-current Wall Street Journal Prime rate, with a floor of 2.00%, plus 6.25%. The credit facility is collateralized by substantially all of our assets. The maturity date of the credit facility is August 2023.

The credit facility contains certain restrictive covenants which, among other things, requires us to meet a defined financial ratio as well as maintain a specified minimum liquidity amount. We were in compliance with all of the covenants as of June 30, 2021. Failure to be in compliance with these covenants could adversely affect our business, including requiring all or a portion of our outstanding obligations to become due and payable.

As of June 30, 2021, we had an outstanding balance of $273.0 million under the term loan and $5.0 million under the credit facility. On July 12, 2021, we repaid the outstanding $273.0 million borrowing under the term loan and $5.0 million borrowing under the revolving credit facility from the proceeds of the IPO.

We incurred $4.6 million of costs directly related to obtaining the credit facility which have been recorded as deferred financing fees and are being amortized to interest expense, using the effective interest method, over the term of the facility.

Critical accounting policies and estimates

The process of preparing our consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Actual amounts may differ from these estimates and judgments. A summary of our significant accounting policies is contained in Note 2 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue recognition

Revenue recognition requires judgment and the use of estimates, especially in identifying and evaluating the various non-standard terms and conditions in our contracts with clients and their effect on reported revenues.

We derive our revenues primarily from the following four sources, which represent our performance obligations:

i.	Sales of our SaaS solutions;
ii.	Sales of subscriptions to license our on-premises software;
iii.	Provision of support activities; and
iv.	Provision of professional services.

The estimates and assumptions requiring significant judgment under our revenue recognition policy in accordance with ASC 606 are as follows:

Determination of the transaction price

We determine the transaction price based on the consideration to which we expect to be entitled in exchange for transferring our services and products to the client. We estimate variable consideration included in the transaction price if, in our judgment, it is probable that no significant future reversal of cumulative revenues under the contract will occur.

In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide clients with simplified and predictable ways of purchasing our products and services, not to receive financing from clients or to provide clients with financing.

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, we allocate the entire transaction price to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its relative standalone selling price (“SSP”). The determination of SSP involves judgment and is generally based on the contractually stated, observable prices of the promised goods and services charged when sold separately to client. The majority of our contracts contain multiple performance obligations (such as when subscription licenses are sold with support and implementation services) and are typically capable of being distinct and accounted for as separate performance obligations. In a contract with multiple performance obligations, we allocate revenues to each performance obligation at the inception of the contract. Some of our performance obligations have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs.

Stock-based compensation

We calculate compensation expense related to stock option awards made to employees, consultants and directors based on the fair value of stock-based awards on the date of grant. We determine the grant date fair value of our stock option awards using the Black-Scholes option pricing model and for awards without performance condition the related stock-based compensation is recognized on a straight-line basis, over the period in which a participant is required to provide service in exchange for the stock-based award, which is generally four years. We recognize stock-based compensation expense in the consolidated statements of operations based on awards ultimately expected to vest, and we recognize forfeitures of stock-based awards as they occur.

Determining the fair value of stock-based awards at the grant date requires significant judgement. The determination of the grant date fair value of stock-based awards using the Black-Scholes option-pricing model is affected by our estimated common stock fair value as well as other subjective assumptions including the expected term of the awards, the expected volatility over the expected term of the awards, expected dividend yield and risk-free interest rates. The assumptions used in our option-pricing model represent management’s best estimates and are as follows:

•

Fair Value of Common Stock. Prior to our initial public offering, we were privately held and thus we have historically estimated the fair value of common stock based on contemporaneous valuations and other factors deemed relevant by management. For valuations after the completion of our initial public offering, we determined the fair value of each share of underlying common stock based on the closing price of our common stock on the date of grant.

•	Expected Term. The expected term of employee stock options reflects the period for which we believe the option will remain outstanding based on historical experience and future expectations.
•

Expected Volatility. As we do not have trading history for our common stock, the selected volatility used is representative of expected future volatility. We base expected future volatility on the historical and implied volatility of comparable publicly traded companies over a similar expected term. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available.

•

Expected Dividend Yield. We have never declared or paid any cash dividends and do not presently intend to pay cash dividends in the foreseeable future. As a result, we used an expected dividend yield of zero.

•

Risk-Free Interest Rates. We base the risk-free interest rate on the applicable rate for a U.S. Treasury issue with a term that closely approximates the expected life of the option grant at the date nearest the option grant date.

We have issued performance-based stock options that vest based upon continued service through the vesting term and achievement of certain annual contract value targets established by the Board of Directors for a predetermined period. We measure stock-based compensation expense for performance-based stock options based on the estimated grant date fair value determined using the Black-Scholes valuation model, and we recognize compensation expense for such awards in the period in which it becomes probable that the performance target will be achieved.

On December 30, 2020, we entered into a director service agreement with Mr. Charles Moran, where he was engaged as a special advisor to us for a 12-month term for financial advice and advice in connection with our initial public offering. As consideration for Mr. Moran’s services, we granted him an option to purchase up to 300,000 shares of our common stock, one-half of which vested upon the pricing of the IPO on June 29, 2021 and the remaining one-half will vest on the first anniversary of that date. The aggregate fair value on the grant date of this stock option award to Mr. Moran was $1.8 million, and we recognized $1.2 million during fiscal year 2021. The unrecognized compensation cost of $0.6 million will be recognized over the remaining service period.

Goodwill

Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in our business combinations. We test goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We have determined that we have one reporting unit for purposes of our annual impairment evaluation. As part of the annual goodwill impairment test, we first perform a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of this qualitative assessment, it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amounts, the quantitative impairment test will be required.

Income taxes

We account for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. We recognize the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. We record a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

Recent accounting pronouncements

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recent accounting pronouncements and our assessment of their impact.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to use this extended transition period to enable us to comply with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We also intend to rely on certain other exemptions and reduced reporting requirements under the JOBS Act, including: not having to (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act or (2) comply with any requirement that may be adopted by Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

We will remain an emerging growth company until the earlier of (1) the last day of fiscal year in which we have more than $1.07 billion in annual revenues; (2) the date we qualify as a “large accelerated filer,” which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter, and we have been required to file annual, quarterly and current reports under the Exchange Act for at least twelve months, and we have filed at least one annual report pursuant to the Exchange Act; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the last day of fiscal year ending after the fifth anniversary of our initial public offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including interest rate and foreign currency exchange risks.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. As of June 30, 2021, we had debt of $278.0 million. Interest on our debt accrues at a variable rate based on the LIBOR or prime rate and is therefore subject to interest rate risk. For example, a hypothetical 100 basis point increase in interest rates would have increased our interest expense by $2.8 million in fiscal year 2021. On July 12, 2021, we repaid the $278.0 million debt from the proceeds of the IPO.

Foreign currency exchange risk

Our reporting currency is the U.S. dollar and the functional currency for all of our foreign subsidiaries is the U.S. dollar, except Rekoop Ltd., which uses the British pound.

The majority of our expenses are denominated in U.S. dollars. However, we have foreign currency risks as we have contracts with clients and payroll obligations and a limited number of supply contracts with vendors which have payments denominated in foreign currencies.

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that a 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results or financial condition.

Credit risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during fiscal years 2021, 2020 and 2019. Clients representing in excess of 10% of our accounts receivable balance at June 30, 2021 and 2020 were one and zero, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

Item 8. Financial Statements and Supplementary Data

Intapp, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intapp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intapp, Inc. and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows, for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue in fiscal year 2021 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and all subsequent amendments (collectively, “ASC 606”). The Company adopted ASC 606 using the full retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Jose, California

September 15, 2021

We have served as the Company’s auditor since 2018.

Intapp, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,
		2020
	2021	(As adjusted)*
Assets
Current assets:
Cash and cash equivalents	$37,636	$42,052
Restricted cash	3,827	1,107
Accounts receivable, net	48,573	23,003
Unbilled receivables, net	6,840	8,578
Other receivables, net	858	1,144
Prepaid expenses	9,591	3,675
Deferred commissions, current	6,551	4,837
Total current assets	113,876	84,396
Property and equipment, net	10,674	8,172
Goodwill	262,270	227,992
Intangible assets, net	52,349	46,806
Deferred commissions, noncurrent	10,414	8,240
Other assets	10,244	1,406
Total assets	$459,827	$377,012
Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$2,198	$4,129
Accrued compensation	29,218	18,100
Accrued expenses	9,953	3,588
Deferred revenue, net	107,893	79,721
Other current liabilities	22,621	11,269
Total current liabilities	171,883	116,807
Deferred tax liabilities	5,705	2,616
Long-term deferred revenue, net	1,908	842
Other liabilities	18,170	3,805
Debt, net	275,593	279,458
Total liabilities	473,259	403,528
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share, 19,870,040 shares authorized as of June 30, 2021 and 2020; 19,034,437 shares issued and outstanding as of June 30, 2021 and 2020; liquidation preference of $203,340 and $187,756 as of June 30, 2021 and 2020, respectively	144,148	144,148
Stockholders’ deficit
Common stock, $0.001 par value per share, 65,000,000 and 60,000,000 shares authorized as of June 30, 2021 and 2020, respectively; 29,444,577 and 24,331,569 shares issued and outstanding as of June 30, 2021 and 2020, respectively	29	24
Additional paid-in capital	128,943	69,178
Accumulated other comprehensive loss	(494)	(1,667)
Accumulated deficit	(286,058)	(238,199)
Total stockholders’ deficit	(157,580)	(170,664)
Total liabilities, convertible preferred stock and stockholders’ deficit	$459,827	$377,012

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

See accompanying notes to consolidated financial statements.

Intapp, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended June 30,
	2021	2020 (As adjusted)*	2019 (As adjusted)*
Revenues
SaaS and support	$144,075	$114,125	$73,997
Subscription license	45,963	48,427	48,939
Total recurring revenues	190,038	162,552	122,936
Professional services	24,595	24,300	20,287
Total revenues	214,633	186,852	143,223
Cost of revenues
SaaS and support	40,644	37,677	23,170
Total cost of recurring revenues	40,644	37,677	23,170
Professional services	33,730	32,847	21,723
Restructuring	—	765	—
Total cost of revenues	74,374	71,289	44,893
Gross profit	140,259	115,563	98,330
Operating expenses:
Research and development	50,853	42,090	28,826
Sales and marketing	69,948	58,898	44,889
General and administrative	42,418	28,491	28,718
Restructuring	—	2,894	—
Total operating expenses	163,219	132,373	102,433
Operating loss	(22,960)	(16,810)	(4,103)
Interest expense	(24,608)	(27,856)	(19,944)
Other income (expense), net	1,276	(896)	(898)
Net loss before income taxes	(46,292)	(45,562)	(24,945)
Income tax benefit (expense)	(472)	(353)	7,806
Net loss	(46,764)	(45,915)	(17,139)
Less: cumulative dividends allocated to preferred stockholders	(15,584)	(14,048)	(12,044)
Net loss attributable to common stockholders	$(62,348)	$(59,963)	$(29,183)
Net loss per share attributable to common stockholders, basic and diluted	$(2.23)	$(2.49)	$(1.25)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	27,950	24,109	23,339

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

See accompanying notes to consolidated financial statements.

Intapp, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended June 30,
	2021	2020 (As adjusted)*	2019 (As adjusted)*
Net loss	$(46,764)	$(45,915)	$(17,139)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,173	(328)	(334)
Other comprehensive income (loss)	1,173	(328)	(334)
Comprehensive loss	$(45,591)	$(46,243)	$(17,473)

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

See accompanying notes to consolidated financial statements.

Intapp, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Convertible preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit (as adjusted)*	Stockholders' deficit (as adjusted)*
Balance as of July 1, 2018(1)	17,762,379	$127,692	23,182,571	$23	$55,785	$(1,005)	$(172,784)	$(117,981)
Issuance of common stock	—	—	250,000	—	3,000	—	—	3,000
Stock option exercises	—	—	608,487	1	2,885	—	—	2,886
Stock-based compensation	—	—	—	—	2,921	—	—	2,921
Foreign currency translation adjustments	—	—	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	—	—	(17,139)	(17,139)
Balance as of June 30, 2019	17,762,379	127,692	24,041,058	24	64,591	(1,339)	(189,923)	(126,647)
Issuance of Series A-1 convertible preferred stock, net of issuance costs of $81	1,272,058	16,456	—	—	—	—	—	—
Repurchase of shares and fully vested options	—	—	(184,251)	—	(405)	—	(2,361)	(2,766)
Stock option exercises	—	—	474,762	—	1,736	—	—	1,736
Stock-based compensation	—	—	—	—	3,256	—	—	3,256
Foreign currency translation adjustments	—	—	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	—	—	(45,915)	(45,915)
Balance as of June 30, 2020	19,034,437	144,148	24,331,569	24	69,178	(1,667)	(238,199)	(170,664)
Issuance of common stock, net of issuance costs of $169	—	—	2,432,545	2	29,018	—	—	29,020
Repurchase of shares	—	—	(200,000)	—	(797)	—	(1,095)	(1,892)
Stock option exercises	—	—	2,880,463	3	13,483	—	—	13,486
Stock-based compensation	—	—	—	—	18,061	—	—	18,061
Foreign currency translation adjustments	—	—	—	—	—	1,173	—	1,173
Net loss	—	—	—	—	—	—	(46,764)	(46,764)
Balance as of June 30, 2021	19,034,437	$144,148	29,444,577	$29	$128,943	$(494)	$(286,058)	$(157,580)

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

(1) The adjusted balance as of July 1, 2018 includes $27.6 million of cumulative effects of changes in accounting principle for the full retrospective adoption of ASC 606.

See accompanying notes to consolidated financial statements.

Intapp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended June 30,
	2021	2020 (As adjusted)*	2019 (As adjusted)*
Cash Flows from Operating Activities
Net loss	$(46,764)	$(45,915)	$(17,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,365	12,767	9,054
Amortization of deferred financing costs	1,135	1,140	782
Provision for doubtful accounts	424	974	1,078
Stock-based compensation	18,061	3,256	2,921
Tax benefit for business combinations	—	—	(8,016)
Deferred income taxes	(455)	(294)	—
Other	20	—	—
Changes in operating assets and liabilities, net of business combinations:
Accounts and other receivables	(26,042)	7,744	(14,026)
Unbilled receivables, current	1,738	(3,805)	(3,781)
Prepaid expenses and other assets	(4,672)	393	(3,488)
Deferred commissions	(3,888)	(3,403)	(3,841)
Accounts payable and accrued liabilities	10,680	(1,281)	10,039
Deferred revenue, net	28,787	17,975	18,870
Other liabilities	(2,138)	9,039	2,483
Net cash used in operating activities	(9,749)	(1,410)	(5,064)
Cash Flows from Investing Activities
Purchases of property and equipment	(2,473)	(2,638)	(2,373)
Capitalized internal-use software costs	(2,526)	(2,496)	(1,922)
Business combinations, net of cash acquired	(20,605)	—	(190,310)
Net cash used in investing activities	(25,604)	(5,134)	(194,605)
Cash Flows from Financing Activities
Proceeds from borrowings	—	15,000	281,000
Payments on borrowings	(5,000)	(5,000)	(78,000)
Shareholder contribution	—	1,820	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	16,456	—
Proceeds from stock option exercises	15,686	1,736	2,886
Proceeds from common stock issuance	29,020	—	3,000
Repurchase of shares and fully vested options	(1,892)	(2,766)	—
Payments for deferred offering costs	(5,410)	—	—
Payments for debt financing costs	—	—	(4,610)
Net cash provided by financing activities	32,404	27,246	204,276
Effect of foreign exchange rates on cash and cash equivalents	1,253	(161)	(187)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,696)	20,541	4,420
Cash, cash equivalents and restricted cash - beginning of period	43,159	22,618	18,198
Cash, cash equivalents and restricted cash - end of period	$41,463	$43,159	$22,618
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$37,636	$42,052	$21,501
Restricted cash	3,827	1,107	1,117
Total cash, cash equivalents and restricted cash	$41,463	$43,159	$22,618
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$24,139	$22,143	$17,654
Cash paid for income taxes	522	182	97
Non-cash investing and financing activities
Deferred offering costs in accounts payable and accrued liabilities	3,990	—	—
Acquisition holdback in other liabilities	2,126	—	—
Fair value of contingent considerations in accrued and other liabilities	23,502	—	—
Business combinations, net of cash acquired:
Cash paid	$21,925	$—	$193,729
Cash acquired	(1,320)	—	(3,419)
Total consideration	$20,605	$—	$190,310

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

See accompanying notes to consolidated financial statements.

Intapp, Inc.

Notes to Consolidated Financial Statements

1. Description of business

Intapp, Inc. (Intapp), formerly known as LegalApp Holdings, Inc., was incorporated in Delaware on November 27, 2012 to facilitate the acquisition of Integration Appliance, Inc. which became a wholly owned subsidiary of Intapp, Inc. on December 21, 2012. LegalApp Holdings, Inc. changed its name to Intapp, Inc. in February 2021. Intapp has no significant assets or operations other than the ownership of Integration Appliance, Inc.

Integration Appliance, Inc. is a leading provider of industry-specific, cloud-based software solutions for the professional and financial services industry globally. The Company empowers private capital, investment banking, legal, accounting, and consulting firms with the technology they need to meet rapidly changing client, investor, and regulatory requirements, deliver the right insights to the right professionals, replace legacy systems, and operate more competitively. The Company serves clients primarily in the United States, United Kingdom and Australian markets. References to “the Company,” “us,” “we,” or “our” in these consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.

Initial public offering

On July 2, 2021, the Company completed its Initial Public Offering (“IPO”), in which it sold 10,500,000 shares of common stock at a public offering price of $26.00 per share for net proceeds of $245.2 million after deducting underwriting discounts of $18.4 million and estimated offering costs of $9.4 million. Upon the closing of the IPO, all outstanding shares of Series A and Series A-1 convertible preferred stock automatically converted into 19,034,437 shares of common stock on a one-for-one basis.

On July 8, 2021, the underwriters of the Company’s IPO exercised in full their right to purchase an additional 1,575,000 shares of common stock at the public offering price of $26.00 per share, resulting in additional net proceeds of $38.2 million after deducting underwriting discounts of $2.8 million.

The consolidated financial statements as of June 30, 2021, including share and per share amounts, do not give effect to the IPO and related conversion of convertible preferred stock as they were completed subsequent to June 30, 2021. See Note 15, Subsequent events for further details.

2. Summary of accounting policies

Basis of presentation and principles of consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and reflect the consolidated results of operations, financial position, and cash flows of the Company and its consolidated subsidiaries, after eliminating all inter-company transactions and balances.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition including determination of the standalone selling price (“SSP”) of the deliverables included in multiple deliverable revenue arrangements; the depreciable lives of long-lived assets including intangible assets; the expected useful life of deferred commissions; the fair value of common stock used in stock-based compensation; the fair value of assets acquired and liabilities assumed in business combination; goodwill and long-lived assets impairment assessment; the fair value of contingent consideration liabilities; valuation allowance on deferred tax assets; uncertain tax positions; and loss contingencies. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors including those resulting from the impacts of the COVID-19 pandemic and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the consolidated financial statements.

Segment information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment.

The Company’s property and equipment are primarily located in the United States. Information about geographic revenues are included in Note 3.

Revenue recognition

The Company’s revenues are derived from contracts with our clients. The majority of the Company’s revenues are derived from the sale of our software as a service (“SaaS”) solutions and subscriptions to our term software applications, including support services, as well as the provision of professional services for the implementation of our solutions. The Company accounts for revenues in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), which the Company adopted on July 1, 2020 using the full retrospective method of adoption. The Company adjusted historical periods to include results as if the new revenue standard was applied to all of our client contracts as of the initial application date and the consolidated financial statements present revenues and contract costs in accordance with ASC 606 for all periods presented.

The core principle of ASC 606 is to recognize revenues upon the transfer of control of services or products to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company applies the following framework to recognize revenues:

Identification of the contract, or contracts, with our clients

The Company considers the terms and conditions of written contracts and its customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a client when the contract is approved, each party’s rights regarding the services and products to be transferred can be identified, payment terms for the services and products can be identified, the client has the ability and intent to pay, and the contract has commercial substance. The Company evaluates whether two or more contracts entered within close proximity with one another should be combined and accounted for as a single contract. The Company also evaluates the client’s ability and intent to pay, which is based on a variety of factors, including the client’s historical payment experience or, in the case of a new client, credit and financial information pertaining to the client.

Identification of the performance obligation in the contract

Performance obligations promised in a contract are identified based on the services or products that will be transferred to the client that are both:

i.

capable of being distinct, whereby the client can benefit from the service or product either on its own or together with other resources that are readily available from the Company or third parties, and

ii.	distinct in the context of the contract, whereby the transfer of the services or products is separately identifiable from other promises in the contract.

To the extent a contract includes multiple promised services or products, the Company applies judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services or products are accounted for as a combined performance obligation.

The Company derives its revenues primarily from the following four sources, which represent the performance obligations of the Company:

i.	Sales of SaaS under subscription arrangements: revenue derived from subscriptions to our SaaS solutions;
ii.	Sales of subscriptions to our licenses: software revenues derived from the sale of term licenses to clients;

iii.

Support activities: support activities that consist of email and phone support, bug fixes, and rights to unspecified software updates and upgrades released on a when, and if, available basis during the support term; and

iv.	Sales of professional services: services related to the implementation and configuration of the Company’s SaaS offerings and software licenses.

SaaS and subscription licenses are generally sold as annual or multi-year initial terms with automatic annual renewal provisions on expiration of the initial term. Support for subscription licenses follows the same contract periods as the initial or renewal term. Professional services related to implementation and configuration activities are typically time and materials contracts.

Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services and products to the client. Variable consideration is estimated and included in the transaction price if, in the Company’s judgment, it is probable that no significant future reversal of cumulative revenues under the contract will occur.

In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide clients with simplified and predictable ways of purchasing the Company’s products and services, not to receive financing from clients or to provide clients with financing.

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its relative SSP. The majority of the Company’s contracts contain multiple performance obligations, such as when subscription licenses are sold with support and professional services. Some of the Company’s performance obligations have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs.

Recognition of revenues when, or as, the Company satisfies a performance obligation

The Company recognizes revenues as control of the services or products is transferred to a client, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company is principally responsible for the satisfaction of its distinct performance obligations, which are satisfied either at a point in time or over a period of time.

The Company records revenues net of applicable sales taxes collected. Sales taxes collected from clients are recorded as part of accounts payable in the accompanying consolidated balance sheets and are remitted to state and local taxing jurisdictions based on the filing requirements of each jurisdiction.

Performance obligations satisfied at a point in time

Subscription licenses

The Company has concluded that its sale of term licenses to clients (“subscription licenses”) provides the client with the right to functional intellectual property (“IP”) and are distinct performance obligations from which the client can benefit on a stand-alone basis. The transaction price allocated to subscription license arrangements is recognized as revenues at a point in time when control is transferred to the client, which generally occurs at the time of delivery or upon commencement of the renewal term. Subscription license fees are generally payable in advance on an annual basis over the term of the license arrangement, which is typically noncancelable.

Performance obligations satisfied over a period of time

SaaS and support as well as professional services arrangements comprise the majority of distinct performance obligations that are satisfied over a period of time.

SaaS and support

The transaction price allocated to SaaS subscription arrangements is recognized as revenues over time throughout the term of the contract as the services are provided on a continuous basis, beginning after the SaaS environment is provisioned and made available to clients. The Company’s SaaS subscriptions are generally one to three years in duration, with the majority being one year. Consideration from SaaS arrangements is typically billed in advance on an annual basis.

The Company’s subscription license sales include noncancelable support which entitle clients to receive technical support and software updates, on a when and if available basis, during the term of the subscription license agreement. Technical support and software updates are considered distinct from the related subscription licenses but accounted for as a single stand ready performance obligation as they each constitute a series of distinct services that are substantially the same and have the same pattern of transfer to the client. The transaction price allocated to support is recognized as revenue over time on a straight-line basis over the term of the support contract which corresponds to the underlying subscription license agreement. Consideration for support services is typically billed in advance on an annual basis. In some instances, the client may purchase premium support services which are generally priced as a percentage of the associated subscription license.

Professional services

The Company’s professional services revenues are primarily comprised of implementation, configuration and upgrade services. The Company has determined that professional services provided to clients represent distinct performance obligations. These services may be provided on a stand-alone basis or bundled with other performance obligations, including SaaS arrangements, subscription licenses, and support services. The transaction price allocated to these performance obligations is recognized as revenue over time as the services are performed. The professional services engagements are billed to clients on a time and materials basis and are recognized as invoiced. In instances where professional services arrangements are sold on a fixed price basis, revenues are recognized over time using an input measure of time incurred to date relative to total estimated time to be incurred at project completion. Professional services arrangements sold on a time and materials basis are generally invoiced monthly in arrears and those sold on a fixed fee basis are invoiced upon the achievement of project milestones.

The Company records reimbursable out-of-pocket expenses associated with professional services contracts in both revenues and cost of revenues.

Contract modifications

Contracts may be modified to account for changes in contract scope or price. The Company considers contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications are accounted for prospectively when it results in the promise to deliver additional products and services that are distinct and contract price does not increase by an amount that reflects standalone selling price for the new goods or services.

Balance sheet presentation

Contracts with our clients are reflected in the consolidated balance sheets as follows:

•

Accounts receivable, net represents amounts billed to clients in accordance with contract terms for which payment has not yet been received. It is presented net of the allowance for doubtful accounts as part of current assets in the consolidated balance sheets.

•

Unbilled receivables, net represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This generally occurs in multi-year subscription license arrangements where control of the software license is transferred at the inception of the contract, but the client is invoiced annually in advance over the term of the license. Unbilled receivables are presented net of the allowance for doubtful accounts, if applicable, in the consolidated balance sheets with the long-term portion included in other assets. Under ASC 606, these balances represent contract assets.

•

Contract costs consist principally of client acquisition costs (sales commissions). The Company classifies deferred commissions as current or non-current on our consolidated balance sheets based on the timing of when the Company expects to recognize the expense.

•

Deferred revenue, net represents amounts that have been invoiced to the client for which the Company has the right to invoice, but that have not been recognized as revenues because the related products or services have not been transferred to the client. Deferred revenue that will be realized within twelve months of the balance sheet date is classified as current. The remaining deferred revenue is presented as non-current. Under ASC 606, these balances represent contract liabilities.

The Company may receive consideration from its clients in advance of performance on a portion of the contract and, on another portion of the contract, perform in advance of receiving consideration. Contract assets and liabilities related to rights and obligations in a contract are interdependent. Therefore, contract assets and liabilities are presented net at the contract level, as either a single contract asset or a single contract liability, in the consolidated balance sheets.

Contract costs

Contract costs consist of two components, client acquisition costs and costs to fulfill a contract. The Company’s client acquisition costs consist primarily of commissions paid to its sales team. Commissions related to client acquisition are capitalized and amortized over the expected benefit period of four years. Commissions related to subscription licenses are expensed when control of the license is transferred to clients and commissions related to SaaS and support revenues are expensed on a straight-line basis over four years. The Company determines the expected useful life based on an estimated benefit period by evaluating our technology development life cycle, expected client relationship period and other factors. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

Costs to fulfill a contract, or fulfillment costs, are only capitalized if they relate directly to a contract with a client, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. The Company has not capitalized any fulfillment costs as of June 30, 2021 and 2020.

Cost of revenues

Cost of revenues consists primarily of costs related to providing SaaS and professional services to the Company’s clients, including personnel costs (salaries, bonuses and benefits, and stock-based compensation) and related expenses for client support and services personnel, as well as cloud infrastructure costs, third-party expenses, depreciation of fixed assets, amortization of capitalized software development costs and amortization associated with acquired intangible assets, and allocated overhead. The Company does not have any cost of revenues related to subscription licenses.

Research and development costs

Research and development costs comprise costs associated with the development of software products for sale. Research and development costs related to the development of software products for sale are charged to expense until technological feasibility has been established. Costs incurred thereafter are capitalized until the product is generally made available. The Company considers technological feasibility to be reached at approximately the same time a product is generally available to clients. The major components of research and development costs include salaries, bonuses and benefits, stock-based compensation, costs of third-party services, and allocations of various overhead and occupancy costs.

Restricted cash

Restricted cash represents amounts held as collateral under certain facility lease agreements and company credit cards and amounts held back related to a business combination.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at invoiced amounts, net of allowance for doubtful accounts. The Company evaluates the collectability of its accounts receivable based on known collection risks and historical experience, and maintains an allowance for doubtful accounts for estimated losses resulting from its clients failing to make required payments for subscriptions or services rendered. Sufficiency of the allowance is assessed based upon knowledge of credit-worthiness of our clients, review of historical receivable and reserves trends and other pertinent information. Actual future losses from uncollectible accounts may differ from these estimates.

Accounts receivable, net consist of the following (in thousands):

	June 30,
	2021	2020 (As adjusted)*
Accounts receivable	$49,337	$23,965
Less: Allowance for doubtful accounts	(764)	(962)
Accounts receivable, net	$48,573	$23,003

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

The movements in the allowance for doubtful accounts were not significant for any of the periods presented.

Property and equipment, net

Property and equipment, net are stated at cost, less accumulated depreciation and amortization. Construction-in-progress primarily consists of leasehold improvements that have not yet been placed into service for their intended use. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Depreciation on property and equipment, excluding leasehold improvements, ranges from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any gain or loss is reflected in operating expenses. Maintenance and repair costs that do not extend the useful life of the assets are expensed as incurred.

Capitalized software development costs

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, or costs related to development of our hosted SaaS products are capitalized during the application development stage. The Company capitalized $2.5 million, $2.5 million and $1.9 million of costs related to software developed for internal use during the fiscal years ended June 30, 2021, 2020 and 2019, respectively, and amortized $1.2 million, $0.6 million and $0.1 million during the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The net book value of capitalized software development costs was $5.0 million and $3.6 million as of June 30, 2021 and 2020, respectively, and is included in property and equipment, net.

Deferred offering costs

Deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO, are capitalized. The deferred offering costs will be offset against IPO proceeds upon the consummation of the offering. A total of $9.4 million was recorded in other assets on the consolidated balance sheet as of June 30, 2021, and no amounts were deferred as of June 30, 2020.

Goodwill and acquired intangible assets

Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of the goodwill may not be recoverable. The Company has determined that it is comprised of one reporting unit for purposes of its annual impairment evaluation. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of our reporting unit is less than its carrying amounts, the quantitative impairment test will be required. There was no impairment of goodwill recorded for the fiscal years ended June 30, 2021, 2020 and 2019.

Intangible assets resulting from the acquisition of entities are estimated by the Company based on the fair value of assets received. Acquired intangible assets consist of client relationships, noncompete agreements, trademarks and trade names and core technology. Certain assets are being amortized on a straight-line basis over the period of expected benefit with no calculated residual value, as follows:

Description	Period

Client relationships	9 to 15 years

Noncompete agreements	3 to 5 years

Trademarks and trade names	5 years to indefinite

Core technology	3 to 5 years

Impairment assessment of long-lived assets

The Company reviews long-lived assets, which include property plant and equipment and finite long-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable or that the useful life is shorter than what was originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of each asset group to the undiscounted future net cash flows expected to be generated by the asset group over its remaining life. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. If the useful life is shorter than originally estimated, the remaining carrying value is amortized over the new shorter useful life. No impairment charge was recorded during the fiscal years ended June 30, 2021, 2020 and 2019.

Business combinations

Business combinations are accounted for using the acquisition method of accounting. The Company uses best estimates and assumptions to assign fair value to tangible and intangible assets acquired and liabilities assumed at the acquisition date. Such estimates are inherently uncertain and subject to refinement. The Company continues to collect information and reevaluate these estimates and assumptions and record any adjustments to the preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Expenses incurred in connection with a business combination are expensed as incurred.

Contingent consideration liabilities arising from business combinations are initially measured at fair value on the acquisition date. Each reporting period thereafter, these obligations are revalued and increases or decreases to the fair value are recorded as adjustments to general and administrative expense in the consolidated statements of operations.

Fair value of financial instruments

The Company applies authoritative guidance for fair value measurements and disclosures for financial assets and liabilities measured on a recurring basis and nonfinancial assets and liabilities. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Stock-based compensation

Compensation expense related to stock-based awards made to employees, consultants and directors are calculated based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of our stock option awards using the Black-Scholes option pricing model and restricted stock units based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation is recognized on a straight-line basis, over the period in which a participant is required to provide service in exchange for the stock-based awards, which is generally four years. Stock-based compensation expense is recognized in the consolidated statements of operations based on awards ultimately expected to vest. The Company recognizes forfeitures of stock-based awards as they occur.

This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock and an assumed risk-free interest rate. No compensation cost is recorded for stock-based awards that do not vest.

The Company uses historical experience and future expectations to determine the expected term and volatility is based on an average of the historical volatilities of the common stock of public companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company has issued performance-based stock options and performance stock units that vest based upon continued service through the vesting term and achievement of certain annual recurring revenues targets established by the Board of Directors for a predetermined period. The Company measures stock-based compensation expense for performance-based stock options based on the estimated grant date fair value determined using the Black-Scholes valuation model. The Company measures the fair value of the performance stock units based on the fair value of the Company’s common stock on the date of grant. The Company recognizes compensation expense for such awards in the period in which it becomes probable that the performance target will be achieved.

Leases and deferred rent

The Company leases all of its office space. Leases are evaluated and classified as operating or capital leases for financial reporting purposes. Certain of the lease agreements contain rent holidays and rent escalation provisions. For purposes of recognizing these lease incentives on a straight-line basis over the term of the lease, the Company uses the date of initial possession to begin amortization and records the difference between the rent paid and the straight-line rent expense as deferred rent which is classified in other liabilities. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the period of straight-line recognition.

Advertising expense

Advertising costs are expensed as incurred. Advertising expense was not significant for the fiscal years ended June 30, 2021, 2020 and 2019.

Foreign currency

The functional currency for all of our foreign subsidiaries is the U.S. dollar, except Rekoop Ltd., which uses the British pound. The Company translates the foreign functional currency financial statements to U.S. dollars for those entities that do not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded in other comprehensive loss.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are recorded as foreign currency transaction adjustments in the consolidated statements of operations.

Accumulated other comprehensive loss

Accumulated other comprehensive loss, which is reported in the accompanying consolidated statements of stockholders’ deficit, consists of net loss and foreign currency translation adjustments. The Company’s other comprehensive loss consists of changes in the cumulative effect of translation of financial statements of certain wholly owned foreign subsidiaries.

Concentrations of credit risk and significant clients

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains its cash with high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions in the event of a default to the extent that such amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”).

No client individually accounted for 10% or more of the Company’s revenues for the fiscal years ended June 30, 2021, 2020 and 2019. As of June 30, 2021, one client individually accounted for 25% of the Company’s total accounts receivable. As of June 30, 2020, no client individually accounted for 10% or more of the Company’s total accounts receivable.

Deferred financing costs

The Company presents debt issuance costs as a deduction from the associated debt obligation. The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs over the term of the debt agreement using the effective interest method.

Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. The Company establishes liabilities or reduce assets for uncertain tax positions when the Company believes certain tax positions are not more likely than not of being sustained if challenged. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

Restructuring

Costs associated with management-approved restructuring activities, including reductions in headcount, exiting a market or consolidation of facilities are recognized when they are incurred. The Company records a liability for employee termination benefits either when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated or when management has communicated the termination plan to employees and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Restructuring charges are separately identified and included within the consolidated statements of operations and are classified according to the nature of the costs within cost of revenues or operating expenses.

Net loss per share attributable to common stockholders

The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses.

The Company’s basic net loss per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net income (loss) per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Recent accounting pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards.

Recently adopted accounting pronouncements

In May 2014, the FASB issued accounting guidance related to revenue recognition, Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC 606). ASC 606 supersedes the existing revenue recognition guidance in “Revenue Recognition (ASC 605)”. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers, who are our clients, in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. ASC 606 also provides guidance on the recognition of costs related to obtaining client contracts.

The Company adopted ASC 606 on July 1, 2020 using the full retrospective method of adoption, adjusting historical periods to include results as if the new revenue standard was applied to all client contracts as of the initial application date. The Company applied the following practical expedients on adoption provided by the new standard:

•	For completed contracts that have variable consideration, the Company used the transaction price at the date the contract was completed rather than estimating variable consideration.
•	No disclosure of amounts of consideration allocated to the remaining performance obligations for all reporting periods presented before the date of the initial application.

The consolidated financial statements are in accordance with ASC 606 for all periods presented. The adoption of the new standard primarily impacted the Company’s accounting as follows:

•

Upfront recognition of revenues for the Company’s subscription licenses upon delivery of the license, as compared to over-time recognition under ASC 605. As a result, under ASC 606, the allocated transaction price under a subscription license that the Company reasonably expects to collect are recognized upon the transfer of control of the subscription license, which is generally when made available to a client.

•

Incremental costs to obtain a contract have been capitalized and are amortized over on an expected period of benefit on a systematic basis that is consistent with the transfer to the client of the goods or services to which the asset relates. Most of the Company’s commission expenses meet this definition. In contrast, under ASC 605, costs to obtain a contract were capitalized and amortized ratably over the estimated contract period.

Select consolidated statements of operations line items, which reflect the adoption of the new standard are as follows (in thousands, except per share data):

	Year ended June 30,
	2020			2019
	As		As	As		As
	reported	Adjustments	adjusted	reported	Adjustments	adjusted
Revenues	$182,377	$4,475	$186,852	$131,848	$11,375	$143,223
Gross profit	111,088	4,475	115,563	86,955	11,375	98,330
Operating expenses:
Sales and marketing	59,648	(750)	58,898	45,307	(418)	44,889
Operating loss	(22,035)	5,225	(16,810)	(15,896)	11,793	(4,103)
Net loss	(51,140)	5,225	(45,915)	(28,932)	11,793	(17,139)
Net loss per share attributable to common stockholders, basic and diluted	(2.70)	0.21	(2.49)	(1.76)	0.51	(1.25)

Select consolidated balance sheet line items, which reflect the adoption of the new standard are as follows (in thousands):

	Year ended June 30, 2020
	As		As
	reported	Adjustment	adjusted
Assets:
Accounts receivable, net	$33,223	$(10,220)	$23,003
Unbilled receivables, net	—	8,578	8,578
Deferred commissions, current	5,494	(657)	4,837
Deferred commissions, noncurrent	2,956	5,284	8,240
Other assets	893	513	1,406
Liabilities:
Deferred revenue, net	119,018	(39,297)	79,721
Long-term deferred revenue, net	2,638	(1,796)	842
Stockholders’ deficit:
Accumulated deficit	(282,790)	44,591	(238,199)

Select consolidated statements of cash flows line items, which reflect the adoption of the new standard are as follows (in thousands):

	Year ended June 30,
	2020			2019
	As		As	As		As
	reported	Adjustment	adjusted	reported	Adjustment	adjusted
Cash Flows from Operating Activities
Net loss	$(51,140)	$5,225	$(45,915)	$(28,932)	$11,793	$(17,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts and other receivables	11,673	(3,929)	7,744	(18,075)	4,049	(14,026)
Unbilled receivables, current	—	(3,805)	(3,805)	—	(3,781)	(3,781)
Prepaid expenses and other assets	(580)	973	393	(2,495)	(993)	(3,488)
Deferred commissions	(2,653)	(750)	(3,403)	(3,423)	(418)	(3,841)
Deferred revenue, net	15,689	2,286	17,975	29,520	(10,650)	18,870
Net cash used in operating activities	(1,410)	—	(1,410)	(5,064)	—	(5,064)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard aligns the treatment of implementation costs incurred by customers in cloud computing arrangements that are service contacts with the treatment of similar costs incurred to develop or obtain internal-use software. Under the new standard, implementation costs are deferred and presented in the same financial statement caption on the consolidated balance sheet as a prepayment of related arrangement fees. The deferred costs are recognized over the term of the arrangement in the same financial statement caption in the consolidated income statement as the related fees of the arrangement. The Company early adopted this guidance in the first quarter of fiscal year 2021 on a prospective basis and the adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The new standard is effective for the Company for fiscal periods beginning after December 15, 2021 and early adoption is permitted. The Company expects to recognize lease liabilities and right-of-use assets related to its operating leases upon adoption of the standard. The Company is evaluating the impact of this ASU on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. This new standard will be effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

3. Revenue recognition

Disaggregation of revenues

Revenues by geography is as follows (in thousands):

	Year ended June 30,
	2021	2020 (As adjusted)*	2019 (As adjusted)*
United States	$151,261	$135,269	$102,736
United Kingdom	37,449	32,890	27,938
Rest of the world	25,923	18,693	12,549
Total	$214,633	$186,852	$143,223

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

No country other than those listed above accounted for more than 10% of revenues during the fiscal years ended June 30, 2021, 2020 and 2019.

Client Contract — Related Balance Sheet Amounts

Deferred commissions

The following table summarizes the activity of the deferred commissions (in thousands):

	Year ended June 30,
	2021	2020 (As adjusted)*
Beginning balance	$13,077	$9,673
Additions	9,862	8,342
Recognition of deferred commissions	(5,974)	(4,938)
Ending balance	$16,965	$13,077

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	June 30,
	2021	2020 (As adjusted)*
Unbilled accounts receivable, net(1)	$6,925	$9,091
Deferred revenue, net	109,801	80,563

(1)	The long-term portion of $85 and $513 as of June 30, 2021 and 2020, respectively, is included in other assets.
*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

There was no allowance for doubtful accounts associated with unbilled receivables as of June 30, 2021 and 2020. During the fiscal year ended June 30, 2021, the Company recognized $76.2 million in revenue pertaining to deferred revenue as of the beginning of the period.

Performance obligations

Remaining performance obligations represent non-cancellable contracted revenues that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods. Subscription services are typically satisfied over one to three years, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services under time and material contracts are not included in the performance obligations amount as these arrangements can be cancelled at any time.

As of June 30, 2021, approximately $230.6 million of revenues is expected to be recognized from remaining performance obligations with approximately 64% over the next 12 months and approximately 36% thereafter.

4. Goodwill and intangible assets

Goodwill and intangible assets acquired through business combinations consisted of the following (in thousands):

	June 30, 2021
	Useful Life (In years)	Gross Amount	Accumulated Amortization	Net Book Value
Goodwill	Indefinite	$262,270	$—	$262,270
Client relationships	9 to 15	41,000	(15,879)	25,121
Noncompete agreements	3 to 5	4,107	(2,442)	1,665
Trademarks and trade names	Indefinite	4,892	—	4,892
Trademarks and trade names	1 to 3	7,613	(2,902)	4,711
Core technology	3 to 5	47,019	(31,059)	15,960
Intangible assets, net		$104,631	$(52,282)	$52,349

	June 30, 2020
	Useful Life (In years)	Gross Amount	Accumulated Amortization	Net Book Value
Goodwill	Indefinite	$227,992	$—	$227,992
Client relationships	9 to 15	32,101	(12,909)	19,192
Noncompete agreements	3 to 5	2,407	(2,407)	—
Trademarks and trade names	Indefinite	4,892	—	4,892
Trademarks and trade names	1 to 3	7,627	(1,836)	5,791
Core technology	3 to 5	41,376	(24,445)	16,931
Intangible assets, net		$88,403	$(41,597)	$46,806

The fair value of intangible assets was derived based on the income approach. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions utilized in the management’s analysis included the following:

•	Revenues and expense forecasts used in the evaluation were based on trends of historical performance and management’s estimate of future performance.
•	Cash flows utilized in the discounted cash flow analysis were estimated using a weighted-average cost of capital.

During the year ended June 30, 2020, the Company recognized a purchase price adjustment of $0.3 million related to the OnePlace Pte Ltd. acquisition that occurred in May 2019, which increased goodwill and the net liabilities acquired. The amortization expense for intangible assets recognized for the fiscal years ended June 30, 2021, 2020 and 2019 was $10.9 million, $11.3 million and $8.4 million, respectively.

The changes in the gross amount of goodwill for the years ended June 30, 2021 and 2020, were as follows (in thousands):

Amount
Balance as of June 30, 2019	$227,930
Foreign currency translation adjustment	(243)
Purchase price adjustment	305
Balance as of June 30, 2020	$227,992
Additions	33,230
Foreign currency translation adjustment	1,048
Balance as of June 30, 2021	$262,270

As of June 30, 2021, the estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year Ending June 30,	Amount
2022	$13,237
2023	9,190
2024	7,707
2025	5,291
2026	3,111
2027 and thereafter	8,921
Total remaining amortization	$47,457

Business Combinations

DealCloud, Inc.

On August 13, 2018, the Company acquired a 100% equity interest in DealCloud, Inc. (“DealCloud”), a cloud software company based in Charlotte, North Carolina which specializes in CRM and deal management for investment banking and private equity firms.

The consideration for the acquisition consisted of cash of $123.3 million. The results of operations of DealCloud have been included in the Company’s consolidated statements of operations from the date of acquisition.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, assets acquired and acquired workforce. Generally, the related amortization is not deductible for tax purposes.

In connection with the acquisition of DealCloud, the Company incurred $1.4 million of transaction expenses, which are included in general and administrative expenses in the consolidated statements of operations for the year ended June 30, 2019.

The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$123,301
Goodwill	$97,693
Trademarks and trade names	3,300
Core technology	18,500
Client relationships	9,300
Favorable lease agreement	190
Net liabilities acquired (inclusive of deferred tax liabilities of $6,804)	(5,682)
Total	$123,301

gwabbit Inc.

On March 27, 2019, the Company acquired a 100% equity interest in gwabbit, Inc. (“gwabbit”) for cash consideration of $8.0 million. The results of operations of gwabbit have been included in the Company’s consolidated statements of operations from the date of acquisition.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, assets acquired and acquired workforce. Generally, the related amortization is not deductible for tax purposes.

In association with the acquisition of gwabbit, the Company incurred $0.3 million of transaction expenses, which are included in general and administrative expenses in the consolidated statements of operations for the fiscal year ended June 30, 2019.

The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$7,954
Goodwill	$6,874
Core technology	1,800
Client relationships	800
Net liabilities acquired (inclusive of deferred tax liabilities of $526)	(1,520)
Total	$7,954

OnePlace Pte Ltd.

On May 17, 2019, the Company acquired a 100% equity interest in OnePlace Holdings Pte. Ltd (“OnePlace”), a provider of cloud-based solutions for marketing and business development teams.

The consideration for the acquisition consisted of cash of $62.5 million. The results of operations of OnePlace have been included in the Company’s consolidated statements of operations from the date of acquisition.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, assets acquired and acquired workforce. Generally, the related amortization is not deductible for tax purposes.

In association with the acquisition of OnePlace, the Company incurred $1.6 million of transaction expenses, which are included in general and administrative expenses in the consolidated statements of operations for the fiscal year ended June 30, 2019.

The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$62,474
Goodwill	$52,562
Trademarks and tradenames	4,200
Core technology	7,100
Client relationships	3,900
Net liabilities acquired (inclusive of deferred tax liabilities of $2,584)	(5,288)
Total	$62,474

Unaudited Pro Forma information

The results of operations of the acquisitions of DealCloud, Gwabbit and OnePlace (the “Acquisitions”) have been included in our consolidated statements of operations from their acquisition dates.

The following unaudited pro forma combined financial information presents the Company’s results for the year ended June 30, 2019 as if the Acquisitions had occurred as of July 1, 2018 (in thousands):

Amount
(As adjusted)*
(unaudited)
Pro forma revenues	$151,389
Pro forma net loss	$(24,247)

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

The pro forma results include the accounting effects resulting from the Acquisitions such as the amortization charges from acquired intangible assets, reversal of transaction costs and other payments directly related to the Acquisitions. The unaudited pro forma combined financial information presented does not purport to present what the actual results would have been had the Acquisitions actually occurred on July 1, 2018, nor is the information intended to project results for any future period.

Repstor Ltd.

On June 1, 2021, the Company acquired a 100% equity interest in Repstor, Limited (“Repstor”), a cloud software company based in Belfast, Northern Ireland that engages in the creation of Microsoft 365-based enterprise content management and team collaboration tools for the professional services industry.

The total consideration for the acquisition was $47.6 million, which consisted of cash of $21.9 million paid on the acquisition date, a cash holdback of $2.1 million, and $23.6 million in the fair value of the contingent consideration based upon the achievement of certain performance measures. The cash holdback was placed into a separate account and included in restricted cash on the consolidated balance sheet as of June 30, 2021. The payments for contingent consideration are expected to be paid in cash in the third quarter of fiscal year 2022 and the first quarter of fiscal year 2023, if the performance measures are achieved. The results of operations of Repstor have been included in the Company’s consolidated statements of operations from the date of acquisition and were not material.
The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, assets acquired and acquired workforce. Generally, the related amortization is not deductible for tax purposes.

Acquisition-related transaction costs of $1.6 million, consisting primarily of third-party professional fees, were expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2021.

The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$21,925
Holdback	2,125
Fair value of contingent consideration	23,502
Total purchase consideration	47,552
Goodwill	33,230
Noncompete agreement	1,700
Core technology	5,800
Client relationships	8,900
Net liabilities acquired (inclusive of deferred tax liabilities of $3,544)	(2,078)
Total	$47,552

Pro forma financial information related to this acquisition has not been presented as the effects of the acquisition described above were not material to the Company’s consolidated financial results.

5. Fair Value Measurement

The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical, assets or liabilities at the measurement date;

Level 2—Inputs are quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Term loan	$—	$273,000	$—	$273,000
Revolving credit facility	—	5,000	—	5,000
Liability for contingent consideration, current and non-current portion	—	—	23,502	23,502
Total	$—	$278,000	$23,502	$301,502

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Term loan	$—	$273,000	$—	$273,000
Revolving credit facility	—	10,000	—	10,000
Total	$—	$283,000	$—	$283,000

Based upon Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s term loan and revolving credit facility approximate their fair value.

In connection with the acquisition of Repstor, the Company recorded contingent consideration liabilities representing the amounts payable to former Repstor shareholders based upon the achievement of certain performance measures. The fair value of the contingent consideration was estimated using the Monte Carlo simulation with key assumptions used by management that include the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, will be recorded in general and administrative expense in the consolidated statement of operations. The current and non-current portions of these liabilities of $11.0 million and $12.5 million, respectively, are included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2021.

The changes in the fair value of contingent consideration liabilities during fiscal year ended June 30, 2021 were not material.

Other financial instruments consist of accounts receivable, accounts payable and accrued expenses and other current liabilities. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

6. Property and equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2021	2020
Computer equipment and software	$1,751	$1,305
Capitalized software	6,843	4,409
Furniture and office equipment	2,189	1,148
Leasehold improvements	5,417	2,395
Construction in progress	—	1,729
	16,200	10,986
Less: accumulated depreciation and amortization	(5,526)	(2,814)
	$10,674	$8,172

The Company recorded $2.5 million, $1.4 million and $0.6 million in depreciation and amortization expense for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

7. Commitments and contingencies

Operating Leases

The Company leases the majority of its office space in the U.S., U.K. and Ukraine under noncancelable operating leases, which have various expiration dates through fiscal 2031. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and rent concessions. Total rent expense for the fiscal years ended June 30, 2021, 2020 and 2019 was $8.4 million, $7.8 million and $3.5 million, respectively.

As of June 30, 2021, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year ending June 30,	Amount
2022	$8,784
2023	7,280
2024	2,756
2025	1,921
2026	1,969
2027 and thereafter	8,748
Total future minimum lease payments	$31,458

Software and Other

In the ordinary course of business, the Company enters into commitments to purchase or subscribe to software that is required to conduct its business activities. Such commitments are due as follows (in thousands):

Year Ending June 30,	Amount
2022	$1,446
2023	753
2024	252
2025	153
Total future minimum payments	$2,604

The Company also has commitments towards its cloud hosting service providers. As of June 30, 2021, the Company had $7.2 million remaining on these commitments, including $3.5 million to be fully paid by June 2022 and $3.7 million by August 2023.

Litigation

In the ordinary course of business, the Company often includes standard indemnification provisions in its commercial arrangements. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its products, services, breach of representations or covenants, intellectual property infringement or other claims made against such parties.

It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular arrangement. The Company has never incurred material amounts under these provisions. Accordingly, the Company has no liabilities recorded for the provisions as of June 30, 2021 and 2020.

8. Debt

In September 2013, the Company obtained a revolving and term credit facility (as amended, the “credit agreement”) from a lender. The revolving credit facility, as amended, (the “revolving credit facility”) provides for a maximum of $5.0 million in available credit and the term loans, as amended, (the “term loans”) provide for borrowings of $65.0 million. The credit agreement allows for letters of credit not to exceed $0.1 million. Under the revolving credit facility, amounts drawn may be repaid and reborrowed at any time during the term of the agreement. The outstanding principal amount of the draws, together with any accrued and unpaid interest shall be due and payable on the maturity date or, if earlier, on the date on which they are declared due and payable pursuant to the credit agreement. The Company may prepay the term loans at any time with an applicable prepayment premium. Any principal amount of the term loans that is repaid or prepaid may not be reborrowed. The outstanding principal amount of the term loans, together with any accrued and unpaid interest, shall be due and payable on the maturity date or, if earlier, on the date on which they are declared due and payable pursuant to the agreement.

In August 2018, the Company entered into an agreement to amend the above-mentioned credit agreement to increase the total borrowing capacity to $210.0 million, consisting of $200.0 million term loan and $10.0 million revolving line of credit.

In March 2019, the Company drew down $8.0 million from the revolving credit facility. The $8.0 million was fully repaid in May 2019.

Further, in May 2019, the Company entered into an agreement to amend the above-mentioned credit agreement to increase the total borrowing capacity to $283.0 million, consisting of $273.0 million term loan and $10.0 million revolving line of credit. The maturity date of the credit agreement is August 2023.

The revolving credit facility and term loans bear a floating rate of interest, which the Company selects at the beginning of a period between (i) a LIBOR loan, for which the interest rate is calculated as the then-current LIBOR rate, with a floor of 1.00%, plus 7.25%, and (ii) an Index Loan, for which the interest rate is calculated as the then-current Wall Street Journal Prime rate, with a floor of 2.00%, plus 6.25%. The credit facility is collateralized by substantially all assets of the Company.

The credit agreement contains certain restrictive covenants which, among other things, requires the Company to meet a defined financial ratio as well as maintain a specified minimum liquidity amount. The Company is in compliance with all of the covenants as of June 30, 2021 and 2020.

As of June 30, 2019, the Company had borrowed $273.0 million under the term loan and this amount was outstanding as of June 30, 2021 and 2020. During the year ended June 30, 2020, the Company borrowed and repaid amounts against the revolving credit facility, borrowing a total of $15.0 million, of which $5.0 million was repaid, resulting in an outstanding balance of $10.0 million as of June 30, 2020. During the fiscal year ended June 30, 2021, the Company repaid an additional $5.0 million on the revolving credit facility, resulting in an outstanding balance of $5.0 million as of June 30, 2021.

The Company incurred $4.6 million in financing costs, in connection with the two amendments mentioned above that are deferred and amortized over the term of the credit agreement in interest expense using the effective interest method. Amortization expense recognized on deferred financing costs totaled $1.1 million, $1.2 million and $0.8 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, and is included in interest expense in the consolidated statements of operations. The components of debt are as follows (in thousands):

	June 30,
	2021	2020
Outstanding term loan facility	$273,000	$273,000
Outstanding revolving credit facility	5,000	10,000
Less: deferred financing costs	(2,407)	(3,542)
Debt, net	$275,593	$279,458

Debt-related interest expense for the fiscal years ended June 30, 2021, 2020 and 2019 was $23.5 million, $26.7 million and $19.2 million, respectively, net of amortization of financing costs, and $5.8 million and $6.6 million is accrued as interest payable on the outstanding term loans and revolving credit facility as of June 30, 2021 and 2020, respectively. The weighted average interest rate for the fiscal years ended June 30, 2021, 2020 and 2019 was 8.3%, 9.6% and 9.7%, respectively.

In June 2021, the Company entered into a commitment letter with JPMorgan Chase Bank, N.A. (“JPMorgan) pursuant to which JPMorgan agreed to arrange a revolving credit facility in the aggregate amount of $100.0 million, of which JPMorgan committed to providing $50.0 million. However, the terms of our financing arrangements have not yet been determined, remain under discussion, and are subject to change, including as a function of market conditions.

9. Capital stock

As of June 30, 2021 and June 30, 2020, the authorized capital of the Company consists of 65,000,000 and 60,000,000 shares of common stock, respectively, and 19,870,040 shares of convertible preferred stock, of which 1,846,154 are designated as Series A-1 convertible preferred stock and 18,023,886 are designated as Series A convertible preferred stock. All classes of the Company’s stock have a par value of $0.001 per share. In conjunction with the IPO that closed on July 2, 2021, all preferred stock converted into equivalent number of shares of common stock. See Note 15, Subsequent events, for additional details.

In March 2019, the Company issued 250,000 shares of common stock at $12.00 per share.

In October 2019, the Company issued 923,077 shares of Series A-1 convertible preferred stock for a total amount of $12.0 million to a single investor. Additionally, under this share purchase agreement, the investor agreed to purchase 1 share of Series A-1 convertible preferred stock for each share of common stock purchased by the Company under the tender program offered to its current and former employees up to a maximum of 923,077 shares at a price of $13.00 per share. All terms remained the same as existing Series A convertible preferred stock.

In October 2019, the Company launched a tender offer to repurchase up to a maximum of 923,077 shares of common stock at a price of $12.00 per share from its current and former employees. Under this program employees owning shares or fully vested options as of the record date (September 9, 2019) of the tender offer were eligible to participate. The Company repurchased 348,981 shares, of which 184,251 were shares of common stock and 164,730 were fully vested options to purchase shares of common stock. Total consideration was $3.6 million, net of proceeds from the exercise of fully vested options and includes $0.9 million of stock-based compensation costs.

In November 2019, the Company issued 348,981 shares of Series A-1 convertible preferred stock to the investor under the share purchase agreement.

In July and August 2020, the Company issued 2,432,545 shares of common stock at $12.00 per share for total proceeds of $29.2 million to certain existing shareholders. Additionally, the Company repurchased 200,000 shares of the Company’s common stock from the Chief Financial Officer at a price of $12.00 per share for an aggregate purchase price of $2.4 million. In anticipation of this transaction, the Company also amended its certificate of incorporation to increase its authorized number of common shares to 65,000,000.

In February 2021, a director of the Company exercised his option to purchase 300,000 shares of the Company’s common stock prior to vesting for an aggregate price of approximately $4.4 million. As of June 30, 2021, 150,000 shares were vested upon the pricing of the IPO on June 29, 2021 and the remaining 150,000 shares will vest on the first anniversary of the IPO pricing date.

There were 17,762,379 shares of Series A convertible preferred stock, 1,272,058 shares of Series A-1 convertible preferred stock and 29,444,577 shares of common stock outstanding as of June 30, 2021.

Shares of common stock have been reserved as of June 30, 2021 and 2020 for the following:

	June 30,
	2021	2020
Conversion of convertible preferred stock	19,034,437	19,034,437
Stock plans:
Outstanding options	14,684,809	11,227,806
Performance stock units and restricted stock units	3,996,150	—
Reserved for future grants	4,250,702	3,957,205
	41,966,098	34,219,448

The holders of Series A and Series A-1 convertible preferred stock have various significant rights and preferences, as follows:

Dividend provisions

Holders of Series A and Series A-1 are entitled to receive cumulative dividends at the per-annum rate of 8%, which are payable when and if declared by the Board of Directors. The holders of convertible preferred stock are also entitled to participate in dividends on common stock, when and if declared by the Board of Directors, based on the number of shares of common stock that would be held on an as-if-converted basis. No dividends on convertible preferred stock or common stock have been declared from inception to date. Series A cumulative unpaid and undeclared dividends are $52.1 million and $38.0 million as of June 30, 2021 and 2020, respectively. Series A-1 cumulative unpaid and undeclared dividends are $2.4 million and $1.0 million as of June 30, 2021 and 2020, respectively.

Liquidation preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or a “Deemed Liquidation Event” (defined as a merger or consolidation involving the Company effecting a change of control or a sale of substantially all the assets of the Company), the liquidation preference is the greater of (i) $7.445675 per share for Series A and $13.00 per share for Series A-1 plus cumulative unpaid and undeclared dividends and (ii) such amount per share as would have been payable had all shares of preferred stock been converted into common stock prior to such liquidation, dissolution, winding up or Deemed Liquidation Event, prior to any distributions to the common shareholders.

Upon completion of the above distribution, the remaining assets of the Company available for distribution to shareholders will be distributed among the holders of common stock pro rata based on the number of shares held by each such holder.

Conversion rights

Each share of convertible preferred stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original issuance price for a share by the conversion price at the time in effect for such share. Each share of Series A and Series A-1 would convert into common stock on a one-for-one basis. Each share of convertible preferred stock automatically converts into the number of shares of common stock into which such shares are convertible at the then- effective conversion ratio upon the closing of a public offering in which the implied valuation is at least $1 billion and resulting in gross proceeds of at least $100 million received by the Company, or upon the consent of the holders of a majority of convertible preferred stock.

At any time after April 27, 2021, certain significant investors shall have the right to cause the Company to initiate a “Sale Event,” which shall mean a) a transaction or a series of related transactions where an investor who is not one of these significant shareholders acquires more than 50% of the outstanding voting power of the Company, or b) a transaction that is or could be treated as a Deemed Liquidation Event (as defined above).

Voting rights

On any matter presented generally to the stockholders of the Company, the holder of each share of convertible preferred stock has voting rights equal to the number of shares of common stock into which it is convertible and votes together as one class with the common stock. Each share of common stock is entitled to one vote. With respect to the election of directors of the Company, the holders of the convertible preferred stock, voting together as a separate class, have the right to elect two directors and the holders of common stock, voting together as a separate class, have the right to elect three directors.

Redemption

The convertible preferred stock is not subject to redemption by the Company except in the event of a Deemed Liquidation Event (as defined above). The Series A and Series A-1 convertible preferred stock do not have a defined redemption date; therefore, the redemption value is not being accreted and is only disclosed on the face of the accompanying consolidated balance sheet.

The Company classified the convertible preferred stock outside of stockholders’ deficit because, in the event of certain liquidation events that are not solely within its control, the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the convertible preferred stock to the current redemption value of such shares since a liquidation event was not probable at any of the balance sheet dates. Subsequent adjustments to increase or decrease the carrying values to the ultimate redemption value will be made only if and when it becomes probable that such a liquidation event will occur.

10. Stock plans and stock-based compensation

Amended and Restated 2012 Stock Plan

In December 2012, the Company’s Board of Directors adopted, and its stockholders approved, the 2012 Stock Option and Grant Plan (the “2012 Plan”), which was amended and restated in May 2021. The Company’s 2012 Plan allows for the grant of awards in the form of: (i) incentive stock options, (ii) non-qualified stock options; (iii) restricted stock awards; (iv) unrestricted stock awards, or any combination of the foregoing. Employees, non-employee directors, and consultants of the Company are eligible to participate in the 2012 Plan. Following the IPO, no further grants will be made under the 2012 Plan and shares remaining to be granted under the 2012 Plan were transferred to the 2021 Omnibus Incentive Plan. Options outstanding under the 2012 Plan will continue to be governed by their existing terms.

2021 Omnibus Incentive Plan

In June 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”), which provides for the grant of restricted shares, restricted share units, performance shares, performance share units, deferred share units, share options and share appreciation rights. All employees, non-employee directors and selected third-party service providers of the Company and its subsidiaries and affiliates are eligible to participate in the 2021 Plan. The Company initially reserved 7,093,864 shares of common stock for issuance under the 2021 Plan. As of June 30, 2021, there were 2,783,706 shares remained available for future grant under the 2021 Plan.

Stock options

Options granted under the above-described plans generally become exercisable ratably over a four-year period following the date of grant and expire 10 years from the date of grant. The exercise price of incentive stock options granted under the plans must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of incentive options granted to a stockholder holding at least 10% of the combined voting power of all classes of stock must be at least 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors.

Stock option activity for grants under the stock plans during the fiscal years ended June 30, 2021 and 2020 was as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance as of June 30, 2019	10,774,672	$5.32	7.20	$11,406
Granted	1,673,760	9.01
Exercised	(474,762)	3.66
Forfeited	(745,864)	6.73
Balance as of June 30, 2020	11,227,806	$5.84	6.63	$42,108
Granted	6,655,303	15.24
Exercised	(2,880,463)	5.45
Forfeited	(317,837)	9.25
Balance as of June 30, 2021	14,684,809	$10.11	7.33	$262,762
Vested and exercisable as of June 30, 2021	8,996,805	$7.12	6.23	$187,821
Unvested and early exercised as of June 30, 2021	150,000	$14.77
Vested and expected to vest as of June 30, 2021	14,834,809	$10.15	7.36	$264,747

The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2021, 2020 and 2019 was $6.43, $3.50 and $1.56, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2021, 2020 and 2019 was $36.4 million, $2.6 million and $0.8 million, respectively.

During the fiscal years ended June 30, 2021, 2020 and 2019, the proceeds from option exercises totaled $15.7 million, $1.7 million and $2.9 million, respectively. The proceeds from option exercises during the fiscal year ended June 30, 2021 includes $4.4 million for 300,000 options that were exercised for shares of common stock prior to vesting and the proceeds were classified as other current liabilities on the consolidated balance sheet. Upon the effectiveness of the Company’s initial public offering on June 29, 2021, 150,000 shares vested and $2.2 million was reclassified from other current liabilities into additional paid-in-capital. The remaining $2.2 million is recorded as other current liabilities on the consolidated balance sheet as of June 30, 2021 and will be reclassified into additional paid-in-capital as the shares vest.

During the fiscal year ended June 30, 2021, the Company granted 3,586,644 options with vesting terms based on continued service and meeting certain recurring annual contract value targets. The fair value of these options is recognized as compensation expense over the requisite service period using the accelerated attribution method as achievement of the performance condition is considered probable.

During the fiscal year ended June 30, 2021, the Company granted a non-employee director 300,000 options with vesting terms based on continued service and completion of pricing of company stock relating to an initial public offering or a change of control of the Company occurring prior to May 31, 2022. The aggregate fair value of these options on the grant date was $1.8 million. Upon pricing of the Company shares on June 29, 2021 in connection with the IPO, $1.2 million was recognized as stock-based compensation expense. The remaining compensation cost will be recognized over the remaining service period.

Performance stock units and restricted stock units

On June 29, 2021, upon the effectiveness of the IPO, the Company granted 3,950,000 shares of performance stock units to certain employees, which vest quarterly over a four-year period based on continued service and meeting certain annual recurring revenue targets. The fair value of these awards is based on the IPO price of $26.00 and is recognized as compensation expense over the requisite service period, using the accelerated attribution method as achievement of the performance condition is considered probable. If the performance targets are not achieved at the end of the performance period, any previously recognized compensation expense will be reversed. As of June 30, 2021, all these awards were outstanding with an aggregated intrinsic value of $110.6 million.

On June 29, 2021, the Company granted 46,150 shares of restricted stock units to certain of our service providers and non-employee directors, which vest over one to three years based on continued service. The fair value of these awards is based on the IPO price of $26.00 per share and is recognized as compensation expense over the requisite service period. As of June 30, 2021, all these awards were outstanding with an aggregated intrinsic value of $1.3 million.

Employee stock purchase plans

In June 2021, the Board of Directors adopted and shareholders approved the 2021 Employee Stock Purchase Plan ("ESPP"), which became effective as of the effective date of the Company’s Registration Statement on Form S-1. The ESPP initially reserved 1,466,996 shares of our common stock for future issuance to participating employees. The first offering (“Initial Offering”) is expected to begin on December 1, 2021 and end on November 30, 2023. Eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the purchase date.

Stock-based compensation expense

Total stock-based compensation from stock-based awards during the fiscal years ended June 30, 2021, 2020 and 2019 included in the consolidated statements of operations is $18.1 million, $3.3 million and $2.9 million, respectively. During the fiscal year ended June 30, 2021 and 2020, the Company also recognized additional stock-based compensation expense of $0.5 million and $0.8 million, respectively, relating to the buy-back of shares of common stock and fully vested options, which represents the excess between the repurchase price and the fair value of common stock and fully vested options at the date of repurchase.

The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year ended June 30,
	2021	2020	2019
Cost of revenues
Cost of SaaS and support	$250	$203	$76
Cost of professional services	878	439	117
Research and development	4,054	1,145	560
Sales and marketing	6,791	1,037	592
General and administrative	6,593	1,315	1,576
Total stock-based compensation	$18,566	$4,139	$2,921

As of June 30, 2021, there was approximately $133.8 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.6 years.

The calculated fair value of stock option grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended June 30,
	2021	2020	2019
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1%	2%	3%
Expected volatility	38%	34%	38%
Expected life (in years)	6	6	6

11. Restructuring

In April 2020, the Company undertook a re-organization and restructuring plan. The restructuring involved the organizational integration of the DealCloud acquisition and COVID-19-related headcount reductions across all functions. The Company recorded $3.7 million of restructuring charges during the fiscal year ended June 30, 2020 related to severance payments and termination benefits. The restructuring was completed as of June 30, 2020. As of June 30, 2020, the total liabilities related to the restructuring plan were $2.4 million. As of June 30, 2021, there were no remaining restructuring accruals associated with this plan.

The following table presents activity for the restructuring plan during the years ended June 30, 2021 and 2020 (in thousands):

Amount
Balance—July 1, 2019	$—
Restructuring charges	3,659
Cash payments	(1,281)
Balance—June 30, 2020	$2,378
Cash payments	(2,246)
Release of accrual	(132)
Balance—June 30, 2021	$—

12. Income Taxes

The components of loss before income taxes is as follows (in thousands):

	Year ended June 30,
	2021	2020 (As adjusted)*	2019 (As adjusted)*
U.S.	$(48,063)	$(47,645)	$(23,960)
Foreign	1,771	2,083	(985)
	$(46,292)	$(45,562)	$(24,945)

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

The income tax (benefit)/expense consists of the following (in thousands):

	Year ended June 30,
	2021	2020	2019
Current
Federal	$11	$—	$(10)
State	117	18	79
Foreign	798	628	141
	926	646	210
Deferred
Federal	—	—	(7,238)
State	17	(195)	(638)
Foreign	(471)	(98)	(140)
	(454)	(293)	(8,016)
Income tax (benefit)/expense	$472	$353	$(7,806)

The income tax (benefit)/expense differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year ended June 30,
	2021	2020 (As adjusted)*	2019 (As adjusted)*
Federal tax (benefit)/expense:
At statutory rate	$(9,721)	$(9,568)	$(5,239)
Nondeductible acquisition costs	—	—	2
State tax (net of federal benefit)	329	30	53
Research credits	(358)	(1,098)	(628)
Stock-based compensation	(314)	—	—
Transaction costs	1,169	—	—
Change in valuation allowance	9,360	10,921	(2,437)
Other	7	68	443
	$472	$353	$(7,806)

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

Deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2021	2020 (As adjusted)*
Deferred tax assets
Nondeductible accrued expenses	$1,779	$1,927
Net operating loss carryforwards	17,869	18,064
Research and development credit	5,850	5,476
Stock-based compensation	3,046	1,044
Interest carryforwards	16,781	11,287
Deferred revenue, net	930	587
Other	264	464
Valuation allowance	(31,869)	(20,723)
Total deferred tax assets	14,650	18,126
Deferred tax liabilities
Revenue recognition	(4,553)	(6,580)
Deferred sales commissions	(2,781)	(3,065)
Fixed assets	(1,030)	(724)
Purchased intangibles	(11,991)	(10,373)
Total deferred tax liabilities	(20,355)	(20,742)
Net deferred tax liabilities	$(5,705)	$(2,616)

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

The Company adopted ASC 606 effective July 1, 2020 using the full retrospective method of adoption and recorded an increase of $8.8 million in deferred tax liabilities related to deferred revenue and an increase of $1.0 million in deferred tax liabilities related to deferred commissions as of June 30, 2019, which was fully offset by a decrease in the valuation allowance. The Company recorded a decrease of $0.7 million in deferred tax assets and an increase in deferred tax liabilities of $6.6 million related to deferred revenue and an increase of $1.1 million in deferred tax liabilities related to deferred commissions as of June 30, 2020, which was fully offset by a decrease in the valuation allowance.

As of June 30, 2021, the Company has federal, California and other state net operating loss carryforwards of approximately $70.1 million, $22.0 million and $20.9 million, respectively, which expire beginning in the year 2031 for federal and 2029 for California.

As of June 30, 2021, the Company has federal and state research credits carryforwards of approximately $5.2 million and $4.1 million, respectively, expiring beginning in 2027 for federal. The state credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization, for tax purposes, of net operating loss and credit carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of such ownership change. The limitation resulted in an immaterial amount of tax attribute carryforwards that will expire before utilization.

In assessing the need for a valuation allowance, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and prudent and feasible tax planning strategies.

As a result of this analysis as of June 30, 2021 and 2020, the Company has determined that it is more likely than not that it will not realize the benefits of its deferred tax assets due to continuing losses and therefore has recorded a valuation allowance of $31.9 million and $20.7 million, respectively, to reduce the carrying value of its deferred tax assets.

As of June 30, 2021, the Company has accumulated undistributed earnings generated by foreign subsidiaries of approximately $1.6 million. The Company intends, however, to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. The Company has not recognized deferred taxes related to the federal and state income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries indefinitely reinvested outside the United States.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2021 and 2020, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company does not anticipate any significant increases or decreases to its unrecognized tax benefits in the next 12 months. There is no applicable lapse of the statute of limitations in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities. Our tax returns remain open to examination as follows: U.S. federal and states, all tax years; and significant foreign jurisdictions, generally 2017 through 2020.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	June 30,
	2021	2020	2019
Beginning of the year, unrecognized tax benefits	$2,783	$2,082	$1,625
Decreases, prior year tax positions	(453)	—	(10)
Increases, current year tax positions	640	701	467
End of the year, unrecognized tax benefits	$2,970	$2,783	$2,082

As of June 30, 2021, 2020 and 2019, unrecognized tax benefits approximated $3.0 million, $2.8 million and $2.1 million, respectively, of which none of the tax benefits would affect the effective tax rate if recognized. There are no interest and penalties accrued as of June 30, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act was signed into law with the intention of providing economic relief to address the effects of the COVID-19 pandemic in the United States, which had several changes to corporate income tax law. Significant changes were made to the net operating loss carryforward and carryback rules, business interest expense limitation rules under section 163(j) and other provisions. No provisions of the CARES Act are expected to have a material impact to the Company’s income tax provision for the fiscal years ended June 30, 2021 or 2020. The Company will keep monitoring the impact that the COVID-19 pandemic and/or the CARES Act will have on the Company and reflect any tax effects in the corresponding periods.

13. Net loss per share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Year ended June 30,
	2021	2020 (As adjusted)*	2019 (As adjusted)*
Numerator
Net loss	$(46,764)	$(45,915)	$(17,139)
Less: cumulative dividends allocated to preferred stockholders	(15,584)	(14,048)	(12,044)
Net loss attributable to common stockholders	$(62,348)	$(59,963)	$(29,183)
Denominator
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	27,950	24,109	23,339
Net loss per share attributable to common stockholders
Basic and diluted	$(2.23)	$(2.49)	$(1.25)

*	As adjusted to reflect the impact of the full retrospective adoption of ASC 606. See Note 2 for a summary of adjustments.

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive:

	As of June 30,
	2021	2020	2019
Convertible preferred stock (on an if-converted basis)	19,034,437	19,034,437	17,762,379
Stock options to purchase common stock	14,684,809	11,227,806	10,774,672
Unvested stock options exercised early	150,000	—	—
Performance stock units and restricted stock units	3,996,150	—	—
Total	37,865,396	30,262,243	28,537,051

14. Employee benefit plans

On December 22, 2012, the Company adopted a 401(k) plan (the 401(k) Plan) for all U.S. employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The Company may make discretionary and matching contributions to the 401(k) Plan each year for the preceding calendar year. The Company incurred matching expenses of $2.4 million, $2.2 million and $1.4 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The Company also offers group pension plans for all U.K. and Australian employees who have met certain eligibility requirements. The Company makes matching contributions to the group pension plans each month. The Company incurred matching expenses of $0.9 million, $0.7 million and $0.5 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

15. Subsequent events

On July 2, 2021, immediately prior to the closing of the IPO, the Company’s amended and restated Certificate of Incorporation became effective, pursuant to which our authorized capital stock was increased to 700 million shares of common stock and 50 million shares of preferred stock. The rights and preferences of the Series A and Series A-1 convertible preferred stock described in Note 9, Capital Stock, were removed pursuant to the amendment of organizational documents relating to the IPO.

On July 2, 2021, the Company completed its IPO and sold 10,500,000 shares of its common stock at a public offering price of $26.00 per share. The net proceeds to the Company were $245.2 million, after deducting the underwriters’ discounts and offering expenses payable by the Company.

On July 2, 2021, upon the closing of the IPO, all outstanding shares of Series A and Series A-1 convertible preferred stock were automatically converted into 19,034,437 shares of the Company’s common stock on a one-for-one basis.

On July 8, 2021, the underwriters of the Company’s IPO exercised in full their right to purchase an additional 1,575,000 shares of common stock at the public offering price of $26.00 per share. The net proceeds to the Company were $38.2 million, after deducting the underwriters’ discounts.

On July 12, 2021, the Company repaid the outstanding $273.0 million borrowing under the term loan and $5.0 million borrowing under the revolving credit facility from the proceeds of the IPO. As a result, the Company will recognize a loss on extinguishment of debt of $2.4 million on this date for the unamortized financing costs related to the term loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be provided by reference to the definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2021.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website (investors.intapp.com) under “Corporate Governance.” The Code of Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (investors.intapp.com) (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation

The information required by this Item will be provided by reference to the definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be provided by reference to the definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be provided by reference to the definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be provided by reference to the definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Intapp, Inc.	8-K	001-40550	July 6, 2021	3.1

3.2	Amended and Restated Bylaws of Intapp, Inc.	8-K	001-40550	July 6, 2021	3.2

4.1	Description of Capital Stock					X

10.1+	Intapp, Inc. Amended and Restated 2012 Stock Option and Grant Plan	S-1/A	333-256812	June 21, 2021	10.3

10.2+	Intapp, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-256812	June 21, 2021	10.4

10.3+	Intapp, Inc. 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.5

10.4+	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.6

10.5+	Form of Performance Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.7

10.6+	Form of Stock Option Award Agreement under the 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.8

10.7+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-256812	June 4, 2021	10.9

10.8	Second Amended and Restated Stockholders Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC and Anderson Investments Pte. Ltd.	8-K	001-40550	July 6, 2021	10.1

10.9	Second Amended and Restated Registration Rights Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC, Anderson Investments Pte. Ltd. and the individuals party thereto	8-K	001-40550	July 6, 2021	10.2

10.10+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and John Hall	S-1/A	333-256812	June 24, 2021	10.12

10.11+	Employment Agreement, dated as of June 29, 2021, by and between Intapp, Inc. and Donald Coleman					X

10.12+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and Thad Jampol	S-1/A	333-256812	June 24, 2021	10.14

10.13+	Director Services Agreement, dated as of December 30, 2020, by and between Intapp, Inc. and Charles Moran	S-1	333-256812	June 4, 2021	10.15

10.14+	Consulting Agreement, dated March 1, 2016, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.16

10.15+	First Amendment to Consulting Agreement, dated April 28, 2017, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.17

10.16+	Second Amendment to Consulting Agreement, dated January 1, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.18

10.17+	Third Amendment to Consulting Agreement, dated April 29, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.19

10.18+	Fourth Amendment to Consulting Agreement, dated December 18, 2019, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.20

10.19+	Fifth Amendment to Consulting Agreement, dated June 16, 2020, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.21

10.19+	Sixth Amendment to Consulting Agreement, dated June 20, 2021, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1/A	333-256812	June 21, 2021	10.22

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (included in signature pages hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

+	Indicates a management contract or compensatory plan
*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intapp, Inc.

Date: September 15, 2021	By:	/s/ John Hall
Name: John Hall
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Hall and Stephen Robertson, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Hall	Chief Executive Officer and Director (principal executive officer)	September 15, 2021
John Hall

/s/ Stephen Robertson	Chief Financial Officer (principal financial officer)	September 15, 2021
Stephen Robertson

/s/ Kalyani Tandon	Chief Accounting Officer (principal accounting officer)	September 15, 2021
Kalyani Tandon

/s/ Chris Gaffney	Director	September 15, 2021
Chris Gaffney

/s/ Derek Schoettle	Director	September 15, 2021
Derek Schoettle

/s/ Mukul Chawla	Director	September 15, 2021
Mukul Chawla

/s/ Charles Moran	Director	September 15, 2021
Charles Moran

/s/ George Neble	Director	September 15, 2021
George Neble

/s/ Ralph Baxter	Director	September 15, 2021
Ralph Baxter

/s/ Marie Wieck	Director	September 15, 2021
Marie Wieck

/s/ Nancy Harris	Director	September 15, 2021
Nancy Harris