Form 10-Q
period 2021-09-30
Intapp, Inc.
filed 2021-11-12
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-40550

Intapp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-1467620
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Park Blvd Palo Alto, California	94306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 852-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	INTA	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 5, 2021, the registrant had 60,989,119 shares of common stock, $0.001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of September 30, 2021 and June 30, 2021	2
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2021 and 2020	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION	33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
	Signatures	35

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part II, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

•	our inability to continue our growth at or near historical rates;

•	our history of losses;

•

impact of the COVID-19 pandemic on U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;

•	data breaches, unauthorized access to client data or other disruptions of our solutions;

•	U.S. and global market and economic conditions, particularly adverse to our targeted industries;

•	the length and variability of our sales cycle;

•	our ability to compete in highly competitive markets;

•	additional complexity, burdens, and volatility in connection with our international sales and operations;

•	our ability to incur indebtedness in the future;

•	the possibility that third parties may assert we are infringing or violating their intellectual property rights; and

•	the other risks and uncertainties described under “Risk Factors.”

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

This Quarterly Report on Form 10-Q contains market data and industry forecasts that involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. We have not independently verified any third-party information. While we believe the market position, market opportunity and market size information included in this Quarterly Report on Form 10-Q is generally reliable, such information is inherently imprecise.

You should read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Intapp, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$54,937	$37,636
Restricted cash	3,727	3,827
Accounts receivable, net of allowance for doubtful accounts of $911 and $764 as of September 30, 2021 and June 30, 2021, respectively	31,699	48,573
Unbilled receivables, net	7,015	6,840
Other receivables, net	572	858
Prepaid expenses	8,605	9,591
Deferred commissions, current	7,519	6,551
Total current assets	114,074	113,876
Property and equipment, net	10,774	10,674
Goodwill	262,015	262,270
Intangible assets, net	49,040	52,349
Deferred commissions, noncurrent	11,076	10,414
Other assets	1,001	10,244
Total assets	$447,980	$459,827
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,047	$2,198
Accrued compensation	20,517	29,218
Accrued expenses	7,303	9,953
Deferred revenue, net	109,437	107,893
Other current liabilities	28,382	22,621
Total current liabilities	170,686	171,883
Deferred tax liabilities	5,461	5,705
Long-term deferred revenue, net	938	1,908
Other liabilities	5,457	18,170
Debt, net	—	275,593
Total liabilities	182,542	473,259
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share, zero and 19,870,040 shares authorized as of September 30, 2021 and June 30, 2021, respectively; zero and 19,034,437 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively; liquidation preference of $0 and $203,340 as of September 30, 2021 and June 30, 2021, respectively	—	144,148
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value per share, 50,000,000 and zero shares authorized as of September 30, 2021 and June 30, 2021, respectively; no shares issued or outstanding as of September 30, 2021 and June 30, 2021	—	—
Common stock, $0.001 par value per share, 700,000,000 and 65,000,000 shares authorized as of September 30, 2021 and June 30, 2021, respectively; 60,926,767 and 29,444,577 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	61	29
Additional paid-in capital	577,339	128,943
Accumulated other comprehensive loss	(774)	(494)
Accumulated deficit	(311,188)	(286,058)
Total stockholders’ equity (deficit)	265,438	(157,580)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$447,980	$459,827

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2021	2020
Revenues
SaaS and support	$43,489	$33,105
Subscription license	10,584	9,996
Total recurring revenues	54,073	43,101
Professional services	8,117	5,042
Total revenues	62,190	48,143
Cost of revenues
SaaS and support	11,342	9,279
Total cost of recurring revenues	11,342	9,279
Professional services	11,034	7,704
Total cost of revenues	22,376	16,983
Gross profit	39,814	31,160
Operating expenses:
Research and development	16,970	11,954
Sales and marketing	25,645	15,338
General and administrative	20,830	8,144
Total operating expenses	63,445	35,436
Operating loss	(23,631)	(4,276)
Loss on debt extinguishment	(2,407)	—
Interest expense	(159)	(6,279)
Other income, net	879	268
Net loss before income taxes	(25,318)	(10,287)
Income tax benefit (expense)	188	(120)
Net loss	(25,130)	(10,407)
Less: cumulative dividends allocated to preferred stockholders	—	(3,811)
Net loss attributable to common stockholders	$(25,130)	$(14,218)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.55)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	60,085	25,984

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2021	2020
Net loss	$(25,130)	$(10,407)
Other comprehensive income (loss):
Foreign currency translation adjustments	(280)	415
Other comprehensive income (loss)	(280)	415
Comprehensive loss	$(25,410)	$(9,992)

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of June 30, 2021	19,034,437	$144,148	29,444,577	$29	$128,943	$(494)	$(286,058)	$(157,580)
Conversion of convertible preferred stock to common stock upon initial public offering	(19,034,437)	(144,148)	19,034,437	19	144,129	—	—	144,148
Issuance of common stock upon initial public offering, net of offering costs of $9,767	—	—	12,075,000	12	282,979	—	—	282,991
Issuance of common stock upon exercise of stock options	—	—	372,753	1	2,260	—	—	2,261
Stock-based compensation	—	—	—	—	19,028	—	—	19,028
Foreign currency translation adjustments	—	—	—	—	—	(280)	—	(280)
Net loss	—	—	—	—	—	—	(25,130)	(25,130)
Balance as of September 30, 2021	—	$—	60,926,767	$61	$577,339	$(774)	$(311,188)	$265,438

	Three Months Ended September 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of June 30, 2020	19,034,437	$144,148	24,331,569	$24	$69,178	$(1,667)	$(238,199)	$(170,664)
Issuance of common stock, net of issuance costs of $169	—	—	2,432,545	2	29,018	—	—	29,020
Repurchase of shares	—	—	(200,000)	—	(797)	—	(1,095)	(1,892)
Issuance of common stock upon exercise of stock options	—	—	1,436,086	2	5,703	—	—	5,705
Stock-based compensation	—	—	—	—	4,590	—	—	4,590
Foreign currency translation adjustments	—	—	—	—	—	415	—	415
Net loss	—	—	—	—	—	—	(10,407)	(10,407)
Balance as of September 30, 2020	19,034,437	$144,148	28,000,200	$28	$107,692	$(1,252)	$(249,701)	$(143,233)

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(25,130)	$(10,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,052	3,262
Amortization of deferred financing costs	—	294
Provision for doubtful accounts	291	(49)
Stock-based compensation	19,028	4,590
Loss on debt extinguishment	2,407	—
Change in fair value of contingent consideration, including unrealized foreign exchange gain	(955)	—
Deferred income taxes	(244)	(142)
Other	36	—
Changes in operating assets and liabilities:
Accounts receivable	16,768	(10)
Unbilled receivables, current	(175)	435
Prepaid expenses and other assets	1,105	(42)
Deferred commissions	(1,630)	(147)
Accounts payable and accrued liabilities	(5,481)	(3,902)
Deferred revenue, net	574	(2,038)
Other liabilities	(5,997)	(2,671)
Net cash provided by (used in) operating activities	4,649	(10,827)
Cash Flows from Investing Activities
Purchases of property and equipment	(32)	(398)
Capitalized internal-use software costs	(831)	(346)
Net cash used in investing activities	(863)	(744)
Cash Flows from Financing Activities
Payments on borrowings	(278,000)	(5,000)
Proceeds from initial public offering, net of underwriting discounts	292,758	—
Payments for deferred offering costs	(3,389)	—
Proceeds from common stock issuance	—	29,020
Proceeds from stock option exercises	2,261	5,705
Repurchase of common stock	—	(1,892)
Net cash provided by financing activities	13,630	27,833
Effect of foreign exchange rates on cash and cash equivalents	(215)	30
Net increase in cash, cash equivalents and restricted cash	17,201	16,292
Cash, cash equivalents and restricted cash - beginning of period	41,463	43,159
Cash, cash equivalents and restricted cash - end of period	$58,664	$59,451
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$54,937	$58,344
Restricted cash	3,727	1,107
Total cash, cash equivalents and restricted cash	$58,664	$59,451
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$5,950	$6,579
Cash paid for income taxes	38	—
Non-cash investing and financing activities
Deferred offering costs in accounts payable and accrued liabilities	969	150
Conversion of convertible preferred stock to common stock upon initial public offering	144,148	—

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of Business

Intapp, Inc. (“Intapp” or the “Company”), formerly known as LegalApp Holdings, Inc., was incorporated in Delaware on November 27, 2012 to facilitate the acquisition of Integration Appliance, Inc., which became a wholly owned subsidiary of Intapp, Inc. on December 21, 2012. LegalApp Holdings, Inc. changed its name to Intapp, Inc. in February 2021. Intapp has no significant assets or operations other than the ownership of Integration Appliance, Inc.

The Company is a leading provider of industry-specific, cloud-based software solutions for the professional and financial services industry globally. The Company empowers private capital, investment banking, legal, accounting, and consulting firms with the technology they need to meet rapidly changing client, investor, and regulatory requirements, deliver the right insights to the right professionals, replace legacy systems, and operate more competitively. The Company serves clients primarily in the United States, United Kingdom and Australian markets. References to “the Company,” “us,” “we,” or “our” in these unaudited condensed consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.

Initial public offering

On July 2, 2021, the Company completed its initial public offering (“IPO”), in which it sold 10,500,000 shares of common stock at a public offering price of $26.00 per share for net proceeds of $244.8 million after deducting underwriting discounts of $18.4 million and offering costs of $9.8 million. Upon the closing of the IPO, all outstanding shares of Series A and Series A-1 convertible preferred stock automatically converted into 19,034,437 shares of common stock on a one-for-one basis.

On July 8, 2021, the underwriters of the Company’s IPO exercised in full their right to purchase an additional 1,575,000 shares of common stock at the public offering price of $26.00 per share, resulting in additional net proceeds of $38.2 million after deducting underwriting discounts of $2.8 million.

Prior to the IPO, deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO, were capitalized and recorded in other assets on the consolidated balance sheet as of June 30, 2021. Upon the consummation of the IPO, these costs were reclassified into additional paid-in capital as a reduction of the net proceeds received from the IPO during the three months ended September 30, 2021.

Note 2. Summary of Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 15, 2021. The unaudited condensed consolidated financial statements include accounts of the Company and its consolidated subsidiaries, after eliminating all inter-company transactions and balances.

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other period.

Use of estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition including determination of the standalone selling price (“SSP”) of the deliverables included in multiple deliverable revenue arrangements; the depreciable lives of long-lived assets including intangible assets; the expected useful life of deferred commissions; the fair value of common stock used in stock-based compensation; the fair value of assets acquired and liabilities assumed in business combinations; goodwill and long-lived assets impairment assessment; the fair value of contingent consideration liabilities; valuation allowances on deferred tax assets and accounts receivable; uncertain tax positions; and loss contingencies. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors including those resulting from the impacts of the COVID-19 pandemic and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

Significant accounting policies

The Company’s significant accounting policies are described in Note 2, Summary of Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to the significant accounting policies during the three months ended September 30, 2021.

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

No client individually accounted for 10% or more of the Company’s revenues for the three months ended September 30, 2021 and 2020. As of September 30, 2021, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2021, one client individually accounted for 25% of the Company’s total accounts receivable.

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

Recently issued accounting pronouncements not yet adopted

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. This new standard will be effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

Note 3. Revenues

Disaggregation of revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
United States	$42,631	$34,199
United Kingdom	11,878	8,705
Rest of the world	7,681	5,239
Total	$62,190	$48,143

No country other than those listed above accounted for more than 10% of revenues during the three months ended September 30, 2021 and 2020.

Client Contract - Related Balance Sheet Amounts

Deferred commissions

The following table summarizes activity related to the deferred commissions balance (in thousands):

	Three Months Ended September 30,
	2021	2020
Beginning balance	$16,965	$13,077
Additions	3,421	1,470
Recognition of deferred commissions	(1,791)	(1,324)
Ending balance	$18,595	$13,223

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	September 30, 2021	June 30, 2021
Unbilled accounts receivable, net(1)	$7,263	$6,925
Deferred revenue, net	110,375	109,801

(1)	The long-term portion of $248 and $85 as of September 30, 2021 and June 30, 2021, respectively, is included in other assets.

There was no allowance for doubtful accounts associated with unbilled receivables as of September 30, 2021 and June 30, 2021. During the three months ended September 30, 2021, the Company recognized $44.1 million in revenue pertaining to deferred revenue as of the beginning of the period.

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

As of September 30, 2021, approximately $236.5 million of revenues is expected to be recognized from remaining performance obligations with approximately 63% over the next 12 months and the remainder thereafter.

Note 4. Goodwill and Intangible Assets

Goodwill and intangible assets acquired through business combinations consisted of the following (in thousands):

	September 30, 2021
	Useful Life (In years)	Gross Amount	Accumulated Amortization	Net Book Value
Goodwill	Indefinite	$262,015	$—	$262,015
Client relationships	9 to 15	41,000	(16,848)	24,152
Noncompete agreements	3 to 5	4,107	(2,550)	1,557
Trademarks and trade names	Indefinite	4,892	—	4,892
Trademarks and trade names	1 to 3	7,613	(3,171)	4,442
Core technology	3 to 5	47,019	(33,022)	13,997
Intangible assets, net		$104,631	$(55,591)	$49,040

	June 30, 2021
	Useful Life (In years)	Gross Amount	Accumulated Amortization	Net Book Value
Goodwill	Indefinite	$262,270	$—	$262,270
Client relationships	9 to 15	41,000	(15,879)	25,121
Noncompete agreements	3 to 5	4,107	(2,442)	1,665
Trademarks and trade names	Indefinite	4,892	—	4,892
Trademarks and trade names	1 to 3	7,613	(2,902)	4,711
Core technology	3 to 5	47,019	(31,059)	15,960
Intangible assets, net		$104,631	$(52,282)	$52,349

The fair value of intangible assets was derived based on the income approach. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions utilized in management’s analysis included the following:

•	Revenues and expense forecasts were based on trends of historical performance and management’s estimate of future performance.
•	Cash flows utilized in the discounted cash flow analysis were estimated using a weighted-average cost of capital.

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Balance, beginning of period	$262,270	$227,992
Foreign currency translation adjustment	(255)	374
Balance, end of period	$262,015	$228,366

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Cost of revenues	$1,964	$1,752
Sales and marketing	1,239	992
General and administrative	106	—
Total amortization expense	$3,309	$2,744

As of September 30, 2021, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022 (remaining 9 months)	$9,928
2023	9,190
2024	7,707
2025	5,291
2026	3,111
2027 and thereafter	8,921
Total remaining amortization	$44,148

Note 5. Fair Value Measurements

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

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$22,654	$22,654
Total	$—	$—	$22,654	$22,654

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Term loan	$—	$273,000	$—	$273,000
Revolving credit facility	—	5,000	—	5,000
Liability for contingent consideration, current and non-current portion	—	—	23,502	23,502
Total	$—	$278,000	$23,502	$301,502

In connection with the acquisition of Repstor, Limited (“Repstor”) in June 2021, the Company recorded contingent consideration liabilities representing the amounts payable to former Repstor shareholders based upon the achievement of certain performance measures. The current and non-current portions of these liabilities of $11.0 million and $12.5 million, respectively, were included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2021. The non-current portion was reclassified to the current portion during the three months ended September 30, 2021 and included in other current liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2021.

The fair value of the contingent consideration was initially estimated using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, have been recorded in general and administrative expense in the unaudited condensed consolidated statement of operations. Gains and losses arising from exchange rate fluctuation on liabilities denominated in British Pounds have been included in other income on the unaudited condensed consolidated statements of operations.

Changes in the fair value of contingent consideration liabilities during the three months ended September 30, 2021 were as follows:

Amount
Balance as of June 30, 2021	$23,502
Change in fair value of contingent consideration	337
Unrealized foreign currency gain	(1,185)
Balance as of September 30, 2021	$22,654

Based upon Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s term loan and revolving credit facility approximate their fair value.

Other financial instruments consist of accounts receivable, accounts payable and accrued expenses and other current liabilities. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to expected receipt or payment.

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2021	June 30, 2021
Computer equipment and software	$1,710	$1,751
Capitalized software	7,674	6,843
Furniture and office equipment	2,189	2,189
Leasehold improvements	5,417	5,417
Construction in progress	31	—
	17,021	16,200
Less: accumulated depreciation and amortization	(6,247)	(5,526)
	$10,774	$10,674

Depreciation expense, excluding the amortization of capitalized software development costs, was $0.3 million for the three months ended September 30, 2021 and 2020.

The Company capitalized $0.8 million and $0.3 million of costs related to software developed for internal use during the three months ended September 30, 2021 and 2020, respectively, and amortized $0.4 million and $0.2 million during the three months ended September 30, 2021 and 2020, respectively.

Note 7. Commitments and Contingencies

There has been no material change in the Company’s contractual obligations and commitments other than in the ordinary course of business since the Company’s fiscal year ended June 30, 2021. See the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for additional information regarding the Company’s contractual obligations.

Operating Leases

The Company leases the majority of its office space in the U.S., U.K. and Ukraine under noncancelable operating leases, which have various expiration dates through fiscal 2031. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and rent concessions. Total rent expense for the three months ended September 30, 2021 and 2020 was $2.2 million and $2.4 million, respectively.

Software and Other

In the ordinary course of business, the Company enters into commitments to purchase or subscribe to software that is required to conduct its business activities. The Company also has commitments towards its cloud hosting service providers. As of September 30, 2021, the Company had $5.3 million remaining on these commitments, including $2.6 million to be fully paid by June 2022 and $2.7 million by August 2023.

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

It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular arrangement. The Company has never incurred material amounts under these provisions. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2021 and June 30, 2021.

Note 8. Debt

As of June 30, 2021, the Company had outstanding borrowings of $273.0 million under a term loan and $5.0 million under an associated revolving credit facility (together, the “Prior Credit Facility”). On July 12, 2021, amounts outstanding under the Prior Credit Facility were repaid in full from proceeds of the IPO. As a result of the extinguishment of the debt, a loss of $2.4 million related to the write-off of unamortized financing costs, has been recorded as a loss on debt extinguishment in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2021. As of September 30, 2021, the Company had no outstanding borrowings under the Prior Credit Facility.

Debt-related interest expense for the three months ended September 30, 2021 and 2020 was $0.2 million and $6.0 million, respectively, net of amortization of deferred financing costs, and $5.8 million was accrued as interest payable on outstanding amounts under the Prior Credit Facility as of June 30, 2021. The weighted average interest rate for the three months ended September 30, 2021 and 2020 was 8.3% and 8.4%, respectively.

On October 5, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”). The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million (the “JPMorgan Credit Facility”). No amounts have been borrowed under the JPMorgan Credit Facility. See Note 13, Subsequent Events, for additional details.

Note 9. Stockholders’ Equity

On July 2, 2021, in conjunction with the closing of the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, pursuant to which the Company’s authorized capital stock was increased to 700,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

On July 2, 2021, upon the closing of the IPO, all outstanding shares of Series A and Series A-1 convertible preferred stock were automatically converted into 19,034,437 shares of the Company’s common stock on a one-for-one basis. There were 60,926,767 shares of common stock outstanding as of September 30, 2021.

As of September 30, 2021, shares of common stock have been reserved for the following:

Outstanding stock options	14,300,833
Unvested performance stock units and restricted stock units	4,682,428
Reserved for ESPP	1,466,996
Reserved for future stock award grants	2,108,651
22,558,908

Note 10. Stock-Based Compensation

Stock awards

The Company has granted time-based and performance-based stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), collectively referred to as “Stock Awards”. The Company accounts for stock-based compensation using the fair value method which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize compensation expense over the requisite service or performance period. Awards that contain only service conditions, are generally earned over four years and expensed on a straight-line basis over that term. Compensation expense for awards that contain performance conditions is calculated using the graded vesting method and the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.

Stock option activity under the Company’s equity incentive plans during the three months ended September 30, 2021 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2021	14,684,809	$10.11	7.3	$262,762
Granted	91,410	33.42
Exercised	(372,753)	6.06
Forfeited	(102,633)	12.96
Outstanding as of September 30, 2021	14,300,833	$10.34	7.2	$221,285
Vested and exercisable as of September 30, 2021	8,969,425	$7.33	6.1	$165,275
Unvested and early exercised as of September 30, 2021	150,000	$14.77
Vested and expected to vest as of September 30, 2021	14,450,833	$10.39	7.2	$222,933

The weighted-average grant date fair value of options granted during the three months ended September 30, 2021 was $13.08. The total intrinsic value of options exercised during the three months ended September 30, 2021 was $10.0 million. The proceeds from option exercises totaled $2.3 million during the three months ended September 30, 2021.

Performance stock unit activity during the three months ended September 30, 2021 was as follows:

	Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2021	3,950,000	$26.00
Granted	163,527	38.18
Vested	—	—
Forfeited	—	—
Balance as of September 30, 2021	4,113,527	$26.48

Restricted stock unit activity during the three months ended September 30, 2021 was as follows:

	Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2021	46,150	$26.00
Granted	522,751	38.03
Vested	—	—
Forfeited	—	—
Balance as of September 30, 2021	568,901	$37.05

Stock-based compensation expense

Total stock-based compensation during the three months ended September 30, 2021 and 2020 included in the unaudited condensed consolidated statements of operations was $19.0 million and $4.6 million, respectively. During the three months ended September 30, 2020, the Company also recognized additional stock-based compensation expense of $0.5 million relating to the buy-back of shares of common stock, which represents the excess between the repurchase price and the fair value of common stock at the date of repurchase.

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Cost of revenues
Cost of SaaS and support	$168	$42
Cost of professional services	580	204
Research and development	4,350	1,026
Sales and marketing	6,469	1,585
General and administrative	7,461	2,239
Total stock-based compensation	$19,028	$5,096

As of September 30, 2021, there was approximately $141.6 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.7 years.

The calculated fair value of stock option grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,
	2021	2020
Expected dividend yield	0%	0%
Risk-free interest rate	1%	0.3%
Expected volatility	40%	37%
Expected life (in years)	6	6

Note 11. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three months ended September 30, 2021 and 2020.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities. The Company’s tax returns remain open to examination as follows: U.S. federal and states, all tax years; and significant foreign jurisdictions, generally 2017 through 2021.

Note 12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,
	2021	2020
Numerator
Net loss	$(25,130)	$(10,407)
Less: cumulative dividends allocated to preferred stockholders	—	(3,811)
Net loss attributable to common stockholders	$(25,130)	$(14,218)
Denominator
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	60,085	25,984
Net loss per share attributable to common stockholders
Basic and diluted	$(0.42)	$(0.55)

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share attributable to common stockholders because these would be anti-dilutive:

	As of September 30,
	2021	2020
Convertible preferred stock (on an if-converted basis)	—	19,034,437
Outstanding stock options to purchase common stock	14,300,833	12,829,872
Unvested stock options exercised early	150,000	—
Unvested performance stock units and restricted stock units	4,682,428	—
Total	19,133,261	31,864,309

Note 13. Subsequent Events

On October 5, 2021, the Company entered into the Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. The Credit Agreement also provides that the Company may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million. Proceeds of borrowings under the JPMorgan Credit Facility will be used for working capital and general corporate purposes of the Company and its subsidiaries, including acquisitions. No amounts have been borrowed under the JPMorgan Credit Facility. Future borrowings under the JPMorgan Credit Facility will bear interest, at the Company’s election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on the Company’s total net leverage ratio.

In connection with the execution of the Credit Agreement, the Company also entered into a pledge and security agreement (the “Security Agreement”) dated as of October 5, 2021 with the subsidiaries of the Company identified therein and JPMorgan, as collateral agent for the secured parties identified therein. Under the Security Agreement, borrowings under the JPMorgan Credit Facility are secured by a first priority pledge of all of the capital stock of each first-tier subsidiary of the Company and the subsidiary guarantors, subject to customary limitations with respect to foreign subsidiaries, and substantially all of the assets (excluding real estate interests) of the Company and the subsidiary guarantors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notes Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.

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

How We Generate Revenue

We generate revenues primarily from software subscriptions, typically with one-year or multi-year contract terms. We sell our software through a direct enterprise sales model, which targets clients based on end market, geography, firm size, and business need. Historically, most of our clients hosted our software on-premises. However, as we saw the potential for the cloud to impact the professional and financial services industries, we invested in developing a multi-tenant cloud version of our platform and launched our initial software-as-a-service (“SaaS”) solutions in 2017. We recognize revenues from SaaS subscriptions ratably over the term of the contract, while we recognize revenues from the license component of on-premises subscriptions upfront and the support component of such subscriptions ratably over the support term. We generally price our subscriptions based on the modules deployed as well as the number of users adopting our solution.

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

Recent Developments

On July 2, 2021, in conjunction with the IPO, our amended and restated Certificate of Incorporation became effective, pursuant to which our authorized capital stock was increased to 700 million shares of common stock and 50 million shares of preferred stock.

On July 2, 2021, we completed our IPO and sold 10,500,000 shares of our common stock at a public offering price of $26.00 per share. The net proceeds to us were $244.8 million, after deducting the underwriters’ discounts and offering expenses payable by us.

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

On July 12, 2021, we repaid the outstanding $273.0 million borrowing under the term loan and $5.0 million borrowing under the revolving credit facility from the proceeds of the IPO. As a result, we recognized a loss on extinguishment of debt of $2.4 million on this date in connection with the write-off of the unamortized financing costs related to the term loan.

On October 5, 2021, we entered into the Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. The Credit Agreement also provides that we may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million. No amounts have been borrowed under the JPMorgan Credit Facility.

In connection with the execution of the Credit Agreement, we also entered into the Security Agreement with the subsidiaries of the Company identified therein and JPMorgan, as collateral agent for the secured parties identified therein. Under the Security Agreement, borrowings under the JPMorgan Credit Facility are secured by a first priority pledge of all of the capital stock of each of our first-tier subsidiaries and the subsidiary guarantors, subject to customary limitations with respect to foreign subsidiaries, and substantially all of our assets (excluding real estate interests) and the subsidiary guarantors.

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

Net Revenue Retention. We measure our ability to grow and retain ARR from existing clients using a metric we refer to as net revenue retention. We calculate this by starting with the ARR from the cohort of all clients as of the twelve months prior to the applicable fiscal period, or prior period ARR. We then calculate the ARR from these same clients as of the current fiscal period, or current period ARR. We then divide the current period ARR by the prior period ARR to calculate the net revenue retention.

This metric accounts for changes in our recurring revenue base from capability increases or decreases, seat increases or decreases, price increases or decreases, and client attrition. We have averaged a net revenue retention rate of over 110% in each of the twelve-month periods ended September 30, 2021 and September 30, 2020 due to a steady increase in client adoption of our platform’s capabilities and a low level of client attrition. However, if our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

Continued investment in innovation and growth. We have made substantial investments in research and development and sales and marketing to achieve a leadership position in our market and grow our revenues and client base. We intend to continue to invest in research and development to build new capabilities and maintain the core technology underpinning our differentiated platform. In addition, we expect to increase investment in sales and marketing to broaden our reach with new clients in the United States and abroad and deepen our penetration with existing clients. We are continuing to increase our general and administrative spending to support our growing operational needs as a public company. With our revenue growth objectives, we expect to continue to make such investments for the foreseeable future.

We have a track record of successfully identifying and integrating complementary businesses within the professional and financial services industry and to complement our organic investment in innovation and accelerate growth, we will continue to evaluate acquisition opportunities that help us extend our platform, broaden and deepen our market leadership, and add new clients.

COVID-19 effects on demand for our platform. Given the ongoing nature of the COVID-19 pandemic and the risks it poses for business operations and demand for services across all sectors, there is no guarantee with respect to the timing or magnitude of demand recovery in the economy, or in the industry sectors that we serve, which may adversely impact our operating results.

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

ARR was $228.6 million and $179.3 million as of September 30, 2021 and 2020, respectively, an increase of 27%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $125.3 million and $80.1 million as of September 30, 2021 and 2020, an increase of 56%, and represented 55% and 45% of ARR as of the three months ended September 30, 2021 and 2020, respectively.

Number of clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of September 30, 2021, we had more than 1,950 clients. No single client represented more than 10% of total revenues for the three months ended September 30, 2021 and 2020.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of September 30, 2021 and 2020, we had 446 and 371 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 87% and 90% of our total revenues during the three months ended September 30, 2021 and 2020, respectively.

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

Professional services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead for facilities and IT) and accounted for 13% and 10% of our total revenues during the three months ended September 30, 2021 and 2020, respectively.

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

Loss on debt extinguishment

Loss on debt extinguishment consists of the write-off of unamortized deferred financing costs upon the repayment of our debt obligations.

Interest expense

Interest expense, net primarily consists of the interest on our debt, which was repaid in full in July 2021.

Other income, net

Other income, net consists primarily of realized and unrealized foreign exchange gains and losses resulting from fluctuations in foreign exchange rates on monetary assets and liabilities denominated in currencies other than the U.S. dollar.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total dollar terms and as a percentage of total revenues (percentages may not add up due to rounding):

	Three Months Ended September 30,
	2021		2020
	(in thousands, except for percentages)
Revenues:
SaaS and support	$43,489	70%	$33,105	69%
Subscription license	10,584	17	9,996	21
Total recurring revenues	54,073	87	43,101	90
Professional services	8,117	13	5,042	10
Total revenues	62,190	100	48,143	100
Cost of revenues:
SaaS and support	11,342	18	9,279	19
Total cost of recurring revenues	11,342	18	9,279	19
Professional services	11,034	18	7,704	16
Total cost of revenues	22,376	36	16,983	35
Gross profit	39,814	64	31,160	65
Operating expenses:
Research and development	16,970	27	11,954	25
Sales and marketing	25,645	41	15,338	32
General and administrative	20,830	33	8,144	17
Total operating expenses	63,445	102	35,436	74
Operating loss	(23,631)	(38)	(4,276)	(9)
Loss on debt extinguishment	(2,407)	(4)	—	—
Interest expense	(159)	—	(6,279)	(13)
Other income, net	879	1	268	1
Net loss before income taxes	(25,318)	(41)	(10,287)	(21)
Income tax benefit (expense)	188	—	(120)	—
Net loss	$(25,130)	(40)%	$(10,407)	(22)%

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenues

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$43,489	$33,105	$10,384	31%
Subscription license	10,584	9,996	588	6%
Total recurring revenues	54,073	43,101	10,972	25%
Professional services	8,117	5,042	3,075	61%
Total revenues	$62,190	$48,143	$14,047	29%

Recurring revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $11.0 million, or 25%, compared to the same period in the prior year.

Our SaaS and support revenues grew $10.4 million, or 31%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, principally due to our trend to migrate more clients from on premise to cloud and increased sales to new clients and additional orders and renewals by existing clients.

Subscription license revenues increased $0.6 million, or 6%, in the three months ended September 30, 2021 compared to the prior year, primarily due to additional orders and renewals by existing clients.

Professional services

Professional services revenues increased by $3.1 million, or 61%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. We saw a slowdown in new sales and related demand for implementation services as well as reduced demand for upgrade services due to COVID-19 in the three months ended September 30, 2020. We saw a recovery and strong growth in demand for implementation, upgrade and migration services in the three months ended September 30, 2021.

Cost of revenues and gross profit

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$11,342	$9,279	$2,063	22%
Total cost of recurring revenues	11,342	9,279	2,063	22%
Professional services	11,034	7,704	3,330	43%
Total cost of revenues	22,376	16,983	5,393	32%

Gross profit:
SaaS and support	32,147	23,826	8,321	35%
Subscription license	10,584	9,996	588	6%
Total gross profit - recurring revenues	42,731	33,822	8,909	26%
Professional services	(2,917)	(2,662)	(255)	10%
Gross profit	$39,814	$31,160	$8,654	28%

Cost of SaaS and support

Cost of SaaS and support revenues increased by $2.1 million, or 22%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase can be attributed primarily to increase in royalty expense of $0.7 million relating to third-party products, amortization costs of $0.5 million relating to capitalized software development costs and intangible assets, personnel expense of $0.4 million mainly due to annual pay raises and headcount increases and hosting costs of $0.3 million to support our growth as we scale our business.

Cost of professional services

Cost of professional services revenues increased by $3.3 million, or 43%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in personnel costs by $1.5 million due to annual raises and increased headcount, sub-contractor costs of $0.7 million and other overheads of $0.4 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross profit

Gross profit increased by $8.7 million, or 28%, primarily driven by the growth in SaaS and support revenues, which was partially offset by increases in professional services costs as we invested in implementation, upgrade and migration services to on-board new clients and to expand our subscription revenues within our existing client base, and royalty expenses to support our growth.

Operating expenses

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$16,970	$11,954	$5,016	42%
Sales and marketing	25,645	15,338	10,307	67%
General and administrative	20,830	8,144	12,686	156%
Total operating expenses	$63,445	$35,436	$28,009	79%

Research and development expense

Research and development expenses increased by $5.0 million, or 42%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Stock-based compensation expense increased by $3.3 million, primarily due to an increase in stock awards granted during fiscal year 2021 combined with an increase in the grant date fair value. Personnel costs increased by $1.2 million due to increased headcount and salary raises. Capitalized software costs increased by $0.5 million and contractor costs increased by $0.4 million due to increased development activity.

Sales and marketing expense

Sales and marketing expenses increased by $10.3 million, or 67%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Stock-based compensation expense increased by $4.9 million, primarily due to an increase in stock awards granted during fiscal year 2021 combined with an increase in the grant date fair value. Personnel costs increased by $4.1 million due to increased headcount, salary raises and higher sales commissions driven by increased sales. Marketing expenses increased by $0.7 million due to a modest return to in-person activities resulting from the easing Covid-related restrictions on travel and our IPO.

General and administrative expense

General and administrative expenses increased by $12.7 million, or 156%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily driven by personnel expenses and costs associated with being a public company. Stock-based compensation expense increased by $5.2 million mainly due to an increase in stock awards granted during fiscal year 2021 combined with an increase in the grant date fair value. Third-party professional fees increased by $2.7 million and insurance expense increased by $1.4 million largely due to costs associated with being a public company. Personnel expenses increased by $1.3 million, primarily due to increased headcount and salary raises.

Loss on debt extinguishment

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except for percentages)
Loss on debt extinguishment	$(2,407)	$—	$(2,407)	*

*Not meaningful

Loss on debt extinguishment of $2.4 million during the three months ended September 30, 2021 related to the write-off of unamortized deferred financing costs upon the full repayment of our debt in July 2021.

Interest expense

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except for percentages)
Interest expense	$(159)	$(6,279)	$6,120	(97)%

Interest expense decreased by $6.1 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the full repayment of our debt in July 2021.

Other income, net

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except for percentages)
Other income, net	$879	$268	$611	228%

Other income, net increased by $0.6 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to unrealized foreign exchange gains arising on our contingent consideration liability balance related to the acquisition of Repstor, which is denominated in British Pounds.

Income tax benefit (expense)

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$188	$(120)	$308	(257)%

Income tax benefit was $0.2 million for the three months ended September 30, 2021 compared to an income tax expense of $0.1 million recorded during the three months ended September 30, 2020. Our income tax benefit during the three months ended September 30, 2021 was primarily attributable to an income tax benefit in a number of foreign jurisdictions.

Liquidity and Capital Resources

Sources of liquidity

As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $58.7 million and prior to our IPO in July 2021, had financed our operations primarily through collections from clients, borrowings under our credit facility and the issuance of convertible preferred and common stock. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality, with billings in the second and fourth quarters substantially higher than in the first and third quarters.

We expect that operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents and restricted cash as of September 30, 2021 will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

In July 2021, we received net proceeds of $283.0 million upon the completion of our IPO. We used $278.0 million of the net proceeds from the offering to fully repay amounts outstanding under our Prior Credit Facility, consisting of $273.0 million outstanding under the term loan and $5.0 million outstanding under the revolving credit facility.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. The Credit Agreement also provides that we may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million. No amounts have been borrowed under the JPMorgan Credit Facility. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio.

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

Cash flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods indicated:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Cash flow data:
Net cash provided by (used in) operating activities	$4,649	$(10,827)
Net cash used in investing activities	(863)	(744)
Net cash provided by financing activities	13,630	27,833
Effect of foreign exchange rates on cash and cash equivalents	(215)	30
Net increase in cash, cash equivalents, and restricted cash	$17,201	$16,292

(1)	Includes debt-related cash interest payments of $6.0 million and $6.6 million during the three months ended September 30, 2021 and 2020, respectively.

Operating activities

During the three months ended September 30, 2021, net cash provided by operating activities was $4.6 million, as our operating loss of $25.1 million, was reduced by $29.7 million of adjustments. These adjustments consisted of $24.6 million of non-cash charges (principally comprising stock-based compensation expense, depreciation and amortization and loss on debt extinguishment), and net cash inflow of $5.1 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $16.8 million due to the timing of billing and collections on our outstanding receivables, partially offset by a decrease in other liabilities of $6.0 million primarily due to a decrease in our accrued interest as our debt under the Prior Credit Facility was repaid in full in July 2021, a decrease in accounts payable and accrued liabilities of $5.5 million primarily due to payments for deferred offering costs and annual bonuses, and an increase in deferred commissions of $1.6 million due to increased sales.

During the three months ended September 30, 2020, net cash used in operating activities was $10.8 million, as our operating loss of $10.4 million was increased by $0.4 million of adjustments. These adjustments consisted of $8.0 million of non-cash charges (principally comprising stock-based compensation expense and depreciation and amortization), and a net cash outflow of $8.4 million from net changes in operating assets and liabilities. The net cash outflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts payable and accrued liabilities and other liabilities of $6.6 million due to timing of payments, and a decrease in deferred revenues of $2.0 million due to the timing of invoicing our customers.

Investing activities

Net cash used in investing activities consists of purchases of property and equipment and capitalization of internal-use software costs.

During the three months ended September 30, 2021, net cash used in investing activities was $0.9 million, primarily consisting of capitalized internal-use software costs.

During the three months ended September 30, 2020, net cash used in investing activities was $0.7 million, consisting of capital expenditures of $0.4 million on property and equipment and capitalized internal-use software costs of $0.3 million.

Financing activities

During the three months ended September 30, 2021, net cash provided by financing activities was $13.6 million, primarily comprised of $292.8 million in net proceeds from our IPO completed in July 2021 and $2.3 million of proceeds from stock option exercises, partially offset by $278.0 million used for the repayment of borrowings and $3.4 million of payments related to deferred offering costs in connection with our IPO.

During the three months ended September 30, 2020, net cash provided by financing activities was $27.8 million, primarily resulting from $29.0 million in net proceeds from the issuance of common stock and $5.7 million of proceeds from stock option exercises, partially offset by $5.0 million of repayment of borrowings on our revolving line of credit and $1.9 million of payments for the repurchase of common stock.

Other non-cash items

As of September 30, 2021, in connection with the acquisition of Repstor, we are obligated to make certain earn-out payments for an amount up to $27.6 million if certain performance measures are achieved. The earn-out payments are expected to be paid in the third quarter of fiscal year 2022 and in the first quarter of fiscal year 2023. We also are obligated to pay $2.0 million held back from the purchase consideration in the second quarter of fiscal year 2023. See Note 5 for a discussion of the fair value of liabilities recorded.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes evaluating our ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Specifically, management reviews non-GAAP gross profit, non-GAAP recurring gross profit, and non-GAAP operating profit, each of which is a non-GAAP financial measure, to manage our business, make planning decisions, evaluate our performance and allocate resources and, for the reasons described below, considers them to be effective indicators, for both management and investors, of our financial performance over time.

Non-GAAP gross profit

We define non-GAAP gross profit as GAAP gross profit before the portion related to cost of revenues of stock-based compensation expense and amortization of intangible assets. We believe non-GAAP gross profit provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross profit.

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended September 30,
	2021	2020
Gross profit	$39,814	$31,160
Adjusted to exclude the following (as related to cost of revenues):
Stock-based compensation	748	246
Amortization of intangible assets	1,964	1,752
Non-GAAP gross profit	$42,526	$33,158

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Three Months Ended September 30,
	2021	2020
Total recurring revenues	$54,073	$43,101
Total cost of recurring revenues	11,342	9,279
Recurring gross profit	42,731	33,822
Adjusted to exclude the following (as related to cost of recurring revenues)
Stock-based compensation	168	42
Amortization of intangible assets	1,964	1,752
Non-GAAP recurring gross profit	$44,863	$35,616

Non-GAAP operating profit (loss)

We define non-GAAP operating profit (loss) as GAAP operating loss excluding stock-based compensation expense, amortization of intangible assets, change in fair value of contingent consideration and acquisition-related transaction costs. We believe non-GAAP operating profit (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of GAAP operating loss.

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (loss) (in thousands):

	Three Months Ended September 30,
	2021	2020
Operating loss	$(23,631)	$(4,276)
Adjusted to exclude the following (including the portion related to total cost of revenues):
Stock-based compensation	19,028	5,096
Amortization of intangible assets	3,309	2,744
Change in fair value of contingent consideration	337	—
Acquisition-related transaction costs	81	—
Non-GAAP operating profit (loss)	$(876)	$3,564

Contractual Obligations and Commitments

During the three months ended September 30, 2021, except as disclosed below, there were no material changes to our contractual obligations on leases and other contractual commitments as set forth under the caption, “Contractual Obligations and Commitments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

On July 12, 2021, we repaid in full amounts outstanding under our Prior Credit Facility, consisting of $273.0 million under the term loan and $5.0 million under the revolving credit facility. Unamortized financing costs of $2.4 million were recognized as a loss on debt extinguishment during the three months ended September 30, 2021.

The acquisition for Repstor in June 2021 included contingent consideration of up to $27.6 million payable to the former shareholders of Repstor, based on the achievement of certain performance measures. The earn-out payments are expected to be paid in cash of up to $10.8 million in the third quarter of fiscal year 2022 and up to $16.8 million in the first quarter of fiscal year 2023 if the performance measures are achieved. See Note 5 to our unaudited condensed consolidated financial statements for additional information.

Indebtedness

As of June 30, 2021, we had an outstanding balance under our Prior Credit Facility of $273.0 million under a term loan and $5.0 million under the associated revolving credit facility. As noted above, this was fully repaid in July 2021, using proceeds from the IPO.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. No amounts have been borrowed under the JPMorgan Credit Facility. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The process of preparing our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Actual amounts may differ from these estimates and judgments.

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on September 15, 2021.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements and our assessment of their impact.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to use this extended transition period to enable us to comply with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, including foreign currency exchange and credit risks.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. Our exposure to foreign currency exchange risk relates primarily to our contingent consideration liability, accounts receivable and cash balances denominated in British Pound. If a hypothetical 10% change in the relative value of U.S. dollar to British Pound were to occur in the future, the resulting gain or loss would be approximately $3.0 million in our operating results.

Credit risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three months ended September 30, 2021 and 2020. Clients representing in excess of 10% of our accounts receivable balance at September 30, 2021 and June 30, 2021 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 7. “Commitments and Contingencies—Litigation” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We cannot predict the results of any such disputes, and regardless of the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our IPO

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

The aggregate offering price for the shares sold in the offering was $314.0 million. We received net proceeds of $283.0 million after deducting underwriters’ discounts and commissions and offering expenses of $31.0 million. We used $278.0 million of the net proceeds from the offering to fully repay outstanding borrowings under the Prior Credit Facility. There has been no material change in the planned use of the remaining net proceeds from the use of proceeds described in the prospectus relating to our initial public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith
10.1+	Credit Agreement, dated as of October 5, 2021, by and among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.					X

10.2+	Pledge and Security Agreement, dated as of October 5, 2021, by and among the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as collateral agent.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

+

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intapp, Inc.

Date: November 12, 2021	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Stephen Robertson
Stephen Robertson
Chief Financial Officer (Principal Financial Officer)