Form 10-Q
period 2021-12-31
Intapp, Inc.
filed 2022-02-11
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of February 4, 2022, the registrant had 61,418,569 shares of common stock, $0.001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2021 and 2020	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended December 31, 2021 and 2020	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended December 31, 2021 and 2020	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2021 and 2020	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION	34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
	Signatures	37

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part II, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

•	our inability to continue our growth at or near historical rates;

•	our future financial performance and ability to be profitable;

•

impact of the COVID-19 pandemic on U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;

•	our ability to prevent and respond to data breaches, unauthorized access to client data or other disruptions of our solutions;

•	our ability to effectively manage U.S. and global market and economic conditions, particularly adverse to our targeted industries;

•	the length and variability of our sales cycle;

•	our ability to attract and retain customers;

•	our ability to compete in highly competitive markets;

•	our ability to manage additional complexity, burdens, and volatility in connection with our international sales and operations;

•	our ability to incur indebtedness in the future;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs; and

•	our ability to maintain, protect, and enhance our intellectual property rights.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Intapp, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$56,024	$37,636
Restricted cash	3,727	3,827
Accounts receivable, net of allowance for doubtful accounts of $1,049 and $764 as of December 31, 2021 and June 30, 2021, respectively	40,505	48,573
Unbilled receivables, net	6,901	6,840
Other receivables, net	1,168	858
Prepaid expenses	7,742	9,591
Deferred commissions, current	8,429	6,551
Total current assets	124,496	113,876
Property and equipment, net	11,248	10,674
Goodwill	262,043	262,270
Intangible assets, net	45,731	52,349
Deferred commissions, noncurrent	11,892	10,414
Other assets	1,561	10,244
Total assets	$456,971	$459,827
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,305	$2,198
Accrued compensation	25,917	29,218
Accrued expenses	6,544	9,953
Deferred revenue, net	117,544	107,893
Other current liabilities	31,674	22,621
Total current liabilities	182,984	171,883
Deferred tax liabilities	5,096	5,705
Long-term deferred revenue, net	2,279	1,908
Other liabilities	3,294	18,170
Debt, net	—	275,593
Total liabilities	193,653	473,259
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share, zero and 19,870,040 shares authorized as of December 31, 2021 and June 30, 2021, respectively; zero and 19,034,437 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively; liquidation preference of $0 and $203,340 as of December 31, 2021 and June 30, 2021, respectively	—	144,148
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value per share, 50,000,000 and zero shares authorized as of December 31, 2021 and June 30, 2021, respectively; no shares issued or outstanding as of December 31, 2021 and June 30, 2021	—	—
Common stock, $0.001 par value per share, 700,000,000 and 65,000,000 shares authorized as of December 31, 2021 and June 30, 2021, respectively; 61,148,584 and 29,444,577 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	61	29
Additional paid-in capital	599,401	128,943
Accumulated other comprehensive loss	(731)	(494)
Accumulated deficit	(335,413)	(286,058)
Total stockholders’ equity (deficit)	263,318	(157,580)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$456,971	$459,827

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenues
SaaS and support	$46,970	$34,651	$90,459	$67,756
Subscription license	9,323	9,750	19,907	19,746
Total recurring revenues	56,293	44,401	110,366	87,502
Professional services	8,404	5,184	16,521	10,226
Total revenues	64,697	49,585	126,887	97,728
Cost of revenues
SaaS and support	12,175	9,876	23,517	19,155
Total cost of recurring revenues	12,175	9,876	23,517	19,155
Professional services	11,378	7,551	22,412	15,255
Total cost of revenues	23,553	17,427	45,929	34,410
Gross profit	41,144	32,158	80,958	63,318
Operating expenses:
Research and development	17,386	12,146	34,356	24,100
Sales and marketing	26,840	15,472	52,485	30,810
General and administrative	21,217	9,437	42,047	17,581
Total operating expenses	65,443	37,055	128,888	72,491
Operating loss	(24,299)	(4,897)	(47,930)	(9,173)
Loss on debt extinguishment	—	—	(2,407)	—
Interest expense	(38)	(6,395)	(197)	(12,674)
Other income (expense), net	(419)	1,107	460	1,375
Net loss before income taxes	(24,756)	(10,185)	(50,074)	(20,472)
Income tax benefit (expense)	531	(145)	719	(265)
Net loss	(24,225)	(10,330)	(49,355)	(20,737)
Less: cumulative dividends allocated to preferred stockholders	—	(3,889)	—	(7,700)
Net loss attributable to common stockholders	$(24,225)	$(14,219)	$(49,355)	$(28,437)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.51)	$(0.82)	$(1.05)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	60,889	28,063	60,487	27,024

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(24,225)	$(10,330)	$(49,355)	$(20,737)
Other comprehensive income (loss):
Foreign currency translation adjustments	43	626	(237)	1,041
Other comprehensive income (loss)	43	626	(237)	1,041
Comprehensive loss	$(24,182)	$(9,704)	$(49,592)	$(19,696)

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

			Three Months Ended December 31, 2021
			Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
			Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of September 30, 2021			60,926,767	$61	$577,339	$(774)	$(311,188)	$265,438
Issuance of common stock upon exercise of stock options			221,817	—	1,622	—	—	1,622
Stock-based compensation			—	—	20,440	—	—	20,440
Foreign currency translation adjustments			—	—	—	43	—	43
Net loss			—	—	—	—	(24,225)	(24,225)
Balance as of December 31, 2021			61,148,584	$61	$599,401	$(731)	$(335,413)	$263,318

	Three Months Ended December 31, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of September 30, 2020	19,034,437	$144,148	28,000,200	$28	$107,692	$(1,252)	$(249,701)	$(143,233)
Issuance of common stock upon exercise of stock options	—	—	333,376	—	1,583	—	—	1,583
Stock-based compensation	—	—	—	—	4,235	—	—	4,235
Foreign currency translation adjustments	—	—	—	—	—	626	—	626
Net loss	—	—	—	—	—	—	(10,330)	(10,330)
Balance as of December 31, 2020	19,034,437	$144,148	28,333,576	$28	$113,510	$(626)	$(260,031)	$(147,119)

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Six Months Ended December 31, 2021
	Convertible Preferred Stock		Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of June 30, 2021	19,034,437	$144,148	29,444,577	$29	$128,943	$(494)	$(286,058)	$(157,580)
Conversion of convertible preferred stock to common stock upon initial public offering	(19,034,437)	(144,148)	19,034,437	19	144,129	—	—	144,148
Issuance of common stock upon initial public offering, net of offering costs of $9,767	—	—	12,075,000	12	282,979	—	—	282,991
Issuance of common stock upon exercise of stock options	—	—	594,570	1	3,882	—	—	3,883
Stock-based compensation	—	—	—	—	39,468	—	—	39,468
Foreign currency translation adjustments	—	—	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	—	—	(49,355)	(49,355)
Balance as of December 31, 2021	—	$—	61,148,584	$61	$599,401	$(731)	$(335,413)	$263,318

	Six Months Ended December 31, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of June 30, 2020	19,034,437	$144,148	24,331,569	$24	$69,178	$(1,667)	$(238,199)	$(170,664)
Issuance of common stock, net of issuance costs of $169	—	—	2,432,545	2	29,018	—	—	29,020
Repurchase of shares	—	—	(200,000)	—	(797)	—	(1,095)	(1,892)
Issuance of common stock upon exercise of stock options	—	—	1,769,462	2	7,286	—	—	7,288
Stock-based compensation	—	—	—	—	8,825	—	—	8,825
Foreign currency translation adjustments	—	—	—	—	—	1,041	—	1,041
Net loss	—	—	—	—	—	—	(20,737)	(20,737)
Balance as of December 31, 2020	19,034,437	$144,148	28,333,576	$28	$113,510	$(626)	$(260,031)	$(147,119)

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(49,355)	$(20,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,156	6,563
Amortization of deferred financing costs	37	585
Provision for doubtful accounts	594	68
Stock-based compensation	39,468	8,825
Loss on debt extinguishment	2,407	—
Change in fair value of contingent consideration, including unrealized foreign exchange gain	(489)	—
Deferred income taxes	(609)	(322)
Other	39	—
Changes in operating assets and liabilities:
Accounts receivable	7,153	(8,074)
Unbilled receivables, current	(61)	2,371
Prepaid expenses and other assets	1,532	1,127
Deferred commissions	(3,356)	(1,277)
Accounts payable and accrued liabilities	(3,678)	(2,075)
Deferred revenue, net	10,022	10,344
Other liabilities	(5,335)	(1,316)
Net cash provided by (used in) operating activities	6,525	(3,918)
Cash Flows from Investing Activities:
Purchases of property and equipment	(116)	(2,358)
Capitalized internal-use software costs	(1,938)	(972)
Net cash used in investing activities	(2,054)	(3,330)
Cash Flows from Financing Activities:
Payments on borrowings	(278,000)	(5,000)
Proceeds from initial public offering, net of underwriting discounts	292,758	—
Payments for deferred offering costs	(4,358)	(122)
Proceeds from common stock issuance	—	29,020
Proceeds from stock option exercises	3,883	7,288
Payment of deferred financing costs	(769)	—
Repurchase of common stock	—	(1,892)
Net cash provided by financing activities	13,514	29,294
Effect of foreign exchange rates on cash and cash equivalents	303	99
Net increase in cash, cash equivalents and restricted cash	18,288	22,145
Cash, cash equivalents and restricted cash - beginning of period	41,463	43,159
Cash, cash equivalents and restricted cash - end of period	$59,751	$65,304
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$56,024	$63,590
Restricted cash	3,727	1,714
Total cash, cash equivalents and restricted cash	$59,751	$65,304
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,950	$12,544
Cash paid for income taxes	$251	$—
Non-cash investing and financing activities:
Deferred offering costs in accounts payable and accrued liabilities	$—	$979
Conversion of convertible preferred stock to common stock upon initial public offering	$144,148	$—

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

Prior to the IPO, deferred offering costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO, were capitalized and recorded in other assets on the consolidated balance sheet as of June 30, 2021. Upon the consummation of the IPO, these costs were reclassified into additional paid-in capital as a reduction of the net proceeds received from the IPO. Deferred offering costs were paid in full as of December 31, 2021.

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

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to the significant accounting policies during the six months ended December 31, 2021.

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

No client individually accounted for 10% or more of the Company’s revenues for the three and six months ended December 31, 2021 and 2020. As of December 31, 2021, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2021, one client individually accounted for 25% of the Company’s total accounts receivable.

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

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The new standard is effective for the Company beginning July 1, 2022. The Company expects to recognize lease liabilities and right-of-use assets related to its operating leases upon adoption of the standard. The Company is evaluating the impact of this ASU on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The guidance is effective for the Company beginning July 1, 2023. The Company is evaluating the impact of this ASU on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. This new standard will be effective for the Company beginning July 1, 2022. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with ASC 606. Currently, the Company recognizes contract assets and contract liabilities at the acquisition date based on fair value estimates, which historically has resulted in a reduction to unearned revenue on the balance sheet, and therefore, a reduction to revenues that would have otherwise been recorded as an independent entity. ASU 2021-08 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2023, and for interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2021-08 to its consolidated financial statements.

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
United States	$44,474	$34,438	$87,105	$68,637
United Kingdom	11,442	9,241	23,320	17,946
Rest of the world	8,781	5,906	16,462	11,145
Total	$64,697	$49,585	$126,887	$97,728

No country other than those listed above accounted for 10% or more of the Company’s revenues during the three and six months ended December 31, 2021 and 2020.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	December 31, 2021	June 30, 2021
Unbilled accounts receivable, net(1)	$6,914	$6,925
Deferred revenue, net	119,823	109,801

(1)	The long-term portion of $13 and $85 as of December 31, 2021 and June 30, 2021, respectively, is included in other assets.

There was no allowance for doubtful accounts associated with unbilled receivables as of December 31, 2021 and June 30, 2021. During the six months ended December 31, 2021, the Company recognized $76.0 million in revenue pertaining to deferred revenue as of June 30, 2021.

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

As of December 31, 2021, approximately $247.7 million of revenues is expected to be recognized from remaining performance obligations with approximately 64% over the next 12 months and the remainder thereafter.

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Six Months Ended December 31,
	2021	2020
Balance, beginning of period	$262,270	$227,992
Foreign currency translation adjustment	(227)	929
Balance, end of period	$262,043	$228,921

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	December 31, 2021
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$41,000	$(17,818)	$23,182
Noncompete agreements	3 to 5	4,107	(2,655)	1,452
Trademarks and trade names	Indefinite	4,892	—	4,892
Trademarks and trade names	1 to 3	7,613	(3,441)	4,172
Core technology	3 to 5	47,019	(34,986)	12,033
Intangible assets, net		$104,631	$(58,900)	$45,731

	June 30, 2021
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$41,000	$(15,879)	$25,121
Noncompete agreements	3 to 5	4,107	(2,442)	1,665
Trademarks and trade names	Indefinite	4,892	—	4,892
Trademarks and trade names	1 to 3	7,613	(2,902)	4,711
Core technology	3 to 5	47,019	(31,059)	15,960
Intangible assets, net		$104,631	$(52,282)	$52,349

The fair value of intangible assets was derived based on the income approach. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions utilized in management’s analysis included the following:

•	Revenues and expense forecasts were based on trends of historical performance and management’s estimate of future performance.
•	Cash flows utilized in the discounted cash flow analysis were estimated using a weighted-average cost of capital.

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Cost of SaaS and support	$1,963	$1,681	$3,927	$3,433
Sales and marketing	1,240	992	2,479	1,984
General and administrative	107	—	213	—
Total amortization expense	$3,310	$2,673	$6,619	$5,417

As of December 31, 2021, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022 (remaining 6 months)	$6,619
2023	9,190
2024	7,707
2025	5,291
2026	3,111
2027 and thereafter	8,921
Total remaining amortization	$40,839

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

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$23,114	$23,114
Total	$—	$—	$23,114	$23,114

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Term loan	$—	$273,000	$—	$273,000
Revolving credit facility	—	5,000	—	5,000
Liability for contingent consideration, current and non-current portion	—	—	23,502	23,502
Total	$—	$278,000	$23,502	$301,502

In connection with the acquisition of Repstor, Limited (“Repstor”) in June 2021, the Company recorded contingent consideration liabilities representing the amounts payable to former Repstor shareholders based upon the achievement of certain performance measures. The current and non-current portions of these liabilities of $11.0 million and $12.5 million, respectively, were included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2021. The non-current portion was reclassified to the current portion during the six months ended December 31, 2021 and included in other current liabilities on the unaudited condensed consolidated balance sheet as of December 31, 2021.

The fair value of the contingent consideration was initially estimated using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, have been recorded in general and administrative expense in the unaudited condensed consolidated statement of operations. Gains and losses arising from exchange rate fluctuation on these liabilities which are denominated in British Pounds have been included in other income (expense) on the unaudited condensed consolidated statements of operations.

Changes in the fair value of contingent consideration liabilities during the six months ended December 31, 2021 were as follows:

Amount
Balance as of June 30, 2021	$23,502
Change in fair value of contingent consideration	727
Unrealized foreign currency gain	(1,115)
Balance as of December 31, 2021	$23,114

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

Note 6. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Computer equipment and software	$966	$1,751
Capitalized internal-use software	8,781	6,843
Furniture and office equipment	1,889	2,189
Leasehold improvements	5,351	5,417
Construction in progress	182	—
Total property and equipment	17,169	16,200
Less: accumulated depreciation and amortization	(5,921)	(5,526)
Property and equipment, net	$11,248	$10,674

Depreciation expense, excluding the amortization of capitalized software development costs, was $0.3 million and $0.4 million for the three months ended December 31, 2021 and 2020, respectively, and was $0.6 million for the six months ended December 31, 2021 and 2020.

Amortization expense related to capitalized internal-use software was $0.5 million and $0.3 million for the three months ended December 31, 2021 and 2020, respectively, and was $0.9 million and $0.5 million for the six months ended December 31, 2021 and 2020, respectively.

Note 7. Commitments and Contingencies

Operating Leases

The Company leases the majority of its office space in the U.S., U.K. and Ukraine under noncancelable operating leases, which have various expiration dates through fiscal 2031. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and rent concessions. There has been no material change in the Company’s contractual obligations on leases since the Company’s fiscal year ended June 30, 2021. Total rent expense for the six months ended December 31, 2021 and 2020 was $4.4 million and $3.8 million, respectively.

Software and Other

In the ordinary course of business, the Company enters into commitments to purchase or subscribe to software that is required to conduct its business activities. The Company also has commitments towards its cloud hosting service providers. As of December 31, 2021, the Company had $5.3 million remaining on these commitments, including $0.6 million to be fully paid by June 2022 and $4.7 million by December 2028.

In December 2021, the Company entered into an agreement, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services over the agreement’s seven-year term. As of December 31, 2021, the Company had $110.0 million remaining on the commitment.

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

It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular arrangement. The Company has never incurred material amounts under these provisions. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2021 and June 30, 2021.

Note 8. Debt

As of June 30, 2021, the Company had outstanding borrowings of $273.0 million under a term loan and $5.0 million under an associated revolving credit facility (together, the “Prior Credit Facility”). On July 12, 2021, amounts outstanding under the Prior Credit Facility were repaid in full from proceeds of the IPO. As a result of the extinguishment of the debt, a loss of $2.4 million related to the write-off of unamortized financing costs, has been recorded as a loss on debt extinguishment in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2021. As of December 31, 2021, the Company had no outstanding borrowings under the Prior Credit Facility.

On October 5, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”). The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million (the “JPMorgan Credit Facility”). The Credit Agreement also provides that the Company may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million, subject to certain administrative procedures, including approval by the Administrative Agent. Future borrowings under the JPMorgan Credit Facility will bear interest, at the Company’s election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on the Company’s total net leverage ratio.

In connection with the execution of the Credit Agreement, the Company also entered into a pledge and security agreement (the “Security Agreement”) dated as of October 5, 2021 with the subsidiaries of the Company and JPMorgan, as collateral agent for the secured parties. Under the Security Agreement, borrowings under the JPMorgan Credit Facility are secured by a first priority pledge of all of the capital stock and substantially all of the assets (excluding real estate interests) of each subsidiary of the Company and the subsidiary guarantors.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of December 31, 2021.

The Company incurred $0.8 million of costs directly related to the Credit Agreement, which were capitalized and are being amortized over the term of the Credit Agreement. These debt issuance costs are included in other assets on the unaudited condensed consolidated balance sheets. As of December 31, 2021, there were no outstanding borrowings under the JPMorgan Credit Facility.

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

As of December 31, 2021, shares of common stock have been reserved for the following:

Outstanding stock options	13,961,943
Unvested performance stock units and restricted stock units	4,818,441
Reserved for ESPP	1,466,996
Reserved for future stock award grants	2,089,711
22,337,091

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

Stock option activity under the Company’s equity incentive plans during the six months ended December 31, 2021 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2021	14,684,809	$10.11	7.3	$262,762
Granted	104,390	32.22
Exercised	(594,570)	6.53
Forfeited	(232,686)	13.86
Outstanding as of December 31, 2021	13,961,943	$10.36	6.9	$207,619
Vested and exercisable as of December 31, 2021	9,277,359	$7.63	6.0	$162,663
Unvested and early exercised as of December 31, 2021	150,000	$14.77
Vested and expected to vest as of December 31, 2021	14,111,943	$10.41	6.9	$209,178

The weighted-average grant date fair value of options granted during the six months ended December 31, 2021 was $12.61. The total intrinsic value of options exercised during the six months ended December 31, 2021 was $14.4 million. The proceeds from option exercises totaled $3.9 million during the six months ended December 31, 2021.

Performance stock unit activity during the six months ended December 31, 2021 was as follows:

	Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2021	3,950,000	$26.00
Granted	163,527	38.18
Vested	—	—
Forfeited	(54,784)	27.06
Balance as of December 31, 2021	4,058,743	$26.48

Restricted stock unit activity during the six months ended December 31, 2021 was as follows:

	Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2021	46,150	$26.00
Granted	733,386	34.84
Vested	—	—
Forfeited	(19,838)	35.56
Balance as of December 31, 2021	759,698	$34.28

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Cost of revenues
Cost of SaaS and support	$355	$80	$523	$122
Cost of professional services	835	237	1,415	441
Research and development	4,285	1,052	8,635	2,078
Sales and marketing	6,888	1,246	13,357	2,831
General and administrative	8,077	1,620	15,538	3,859
Total stock-based compensation	$20,440	$4,235	$39,468	$9,331

During the six months ended December 31, 2020, the Company also recognized additional stock-based compensation expense of $0.5 million relating to the buy-back of shares of common stock, which represents the excess between the repurchase price and the fair value of common stock at the date of repurchase.

As of December 31, 2021, there was a total of $124.2 million in unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.6 years.

The calculated fair value of stock option grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended December 31,
	2021	2020
Expected dividend yield	0%	0%
Risk-free interest rate	1%	0.3%
Expected volatility	40%	38%
Expected life (in years)	6	6

Employee Stock Purchase Plan

In June 2021, the Board of Directors adopted and shareholders approved the 2021 Employee Stock Purchase Plan ("ESPP"), which became effective as of June 29, 2021. The ESPP initially reserved 1,466,996 shares of the Company’s common stock for future issuance to participating employees. The initial offering period for the ESPP began on December 16, 2021 and will end on November 30, 2023. The first purchase date will be on May 31, 2022, followed by three more purchase dates in six-month intervals thereafter during this initial offering period. Eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. As of December 31, 2021, no shares have been purchased under the ESPP.

The fair value of ESPP shares was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Six Months Ended
December 31, 2021
Expected dividend yield	0%
Risk-free interest rate	0.4%
Expected volatility	39%
Expected life (in years)	1.2

As of December 31, 2021, total unrecognized compensation expense related to the ESPP was $2.2 million. That cost is expected to be recognized over the remaining term of the initial offering period of 1.9 years.

Note 11. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three and six months ended December 31, 2021 and 2020.

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

Note 12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(24,225)	$(10,330)	$(49,355)	$(20,737)
Less: cumulative dividends allocated to preferred stockholders	—	(3,889)	—	(7,700)
Net loss attributable to common stockholders	$(24,225)	$(14,219)	$(49,355)	$(28,437)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	60,889	28,063	60,487	27,024
Net loss per share attributable to common stockholders
Basic and diluted	$(0.40)	$(0.51)	$(0.82)	$(1.05)

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive:

	As of December 31,
	2021	2020
Convertible preferred stock (on an if-converted basis)	—	19,034,437
Outstanding stock options to purchase common stock	13,961,943	13,663,958
Unvested performance stock units and restricted stock units	4,818,441	—
Shares issuable under employee stock purchase plan	6,607	—
Total	18,786,991	32,698,395

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notes Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 15, 2021. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.

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

How We Generate Revenue

We generate revenues primarily from software subscriptions, typically with one-year or multi-year contract terms. We sell our software through a direct enterprise sales model, which targets clients based on end market, geography, firm size, and business need. Historically, most of our clients hosted our software on-premise. However, as we saw the potential for the cloud to impact the professional and financial services industries, we invested in developing a multi-tenant cloud version of our platform and launched our initial software-as-a-service (“SaaS”) solutions in 2017. We recognize revenues from SaaS subscriptions ratably over the term of the contract, while we recognize revenues from the license component of on-premise subscriptions upfront and the support component of such subscriptions ratably over the support term. We generally price our subscriptions based on the modules deployed as well as the number of users adopting our solution.

We expect the vast majority of our new ARR growth in the future to be from the sale of SaaS subscriptions.

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We have averaged a net revenue retention rate of over 110% in each of the twelve-month periods ended December 31, 2021 and 2020 due to a steady increase in client adoption of our platform’s capabilities and a low level of client attrition. However, if our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

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

We have a track record of successfully identifying and integrating complementary businesses within the professional and financial services industry. To complement our organic investment in innovation and accelerate our growth, we will continue to evaluate acquisition opportunities that help us extend our platform, broaden and deepen our market leadership, and add new clients.

COVID-19 expenses. In March 2020, in response to the COVID-19 pandemic to ensure the safety of our employees, we implemented a global work from home policy and suspended international and domestic travel. We began easing these restrictions as we entered fiscal year 2022, including by re-opening offices and resuming some essential business travel and in-person marketing events. As a result, we have seen a small increase in travel-related and marketing expenses. In December 2021, due to the surge in COVID-19 cases, we reinstated more stringent travel and meeting restrictions and continue to monitor the situation closely to ensure the safety of our employees and clients. We expect business travel to resume and marketing-related expenses to increase as the situation stabilizes.

Key business metrics

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Annual recurring revenues (“ARR”)

ARR represents the annualized recurring value of all active SaaS and on-premise subscription contracts at the end of a reporting period. Contracts with a term other than one year are annualized by taking the committed contract value for the current period divided by number of days in that period then multiplying by 365. As a metric, ARR mitigates fluctuations in revenue recognition due to certain factors, including contract term and the sales mix of SaaS contracts and subscription licenses. ARR does not have any standardized meaning and may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenues and deferred revenues and is not intended to be combined with or to replace either of those elements of our financial statements. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our clients.

ARR was $240.0 million and $189.4 million as of December 31, 2021 and 2020, respectively, an increase of 27%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $135.3 million and $88.9 million as of December 31, 2021 and 2020, respectively, an increase of 52%, and represented 56% and 47% of ARR as of December 31, 2021 and 2020, respectively.

Number of clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of December 31, 2021, we had more than 2,000 clients. No single client represented more than 10% of total revenues for the three and six months ended December 31, 2021 and 2020.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of December 31, 2021 and 2020, we had 467 and 380 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 87% and 90% of our total revenues during the six months ended December 31, 2021 and 2020, respectively.

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

Professional services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead for facilities and IT) and accounted for 13% and 10% of our total revenues during the six months ended December 31, 2021 and 2020, respectively.

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

Sales and marketing expense

Our sales and marketing expenses consist primarily of costs incurred for personnel-related expenses for our sales and marketing employees as well as commission payments to our sales employees, costs of marketing events and online advertising, allocations of various overhead and occupancy costs and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefit. We expect in the long-term we will see an increase of our sales and marketing expense as we continue to expand our direct sales force to capitalize on opportunities for growth and resume in-person conferences and attendance at trade shows once the COVID-19 pandemic has abated.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total dollar terms and as a percentage of total revenues (percentages may not add up due to rounding):

	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
	(in thousands, except for percentages)
Revenues:
SaaS and support	$46,970	73%	$34,651	70%	$90,459	71%	$67,756	69%
Subscription license	9,323	14	9,750	20	19,907	16	19,746	20
Total recurring revenues	56,293	87	44,401	90	110,366	87	87,502	90
Professional services	8,404	13	5,184	10	16,521	13	10,226	10
Total revenues	64,697	100	49,585	100	126,887	100	97,728	100
Cost of revenues:
SaaS and support	12,175	19	9,876	20	23,517	19	19,155	20
Total cost of recurring revenues	12,175	19	9,876	20	23,517	19	19,155	20
Professional services	11,378	18	7,551	15	22,412	18	15,255	16
Total cost of revenues	23,553	36	17,427	35	45,929	36	34,410	35
Gross profit	41,144	64	32,158	65	80,958	64	63,318	65
Operating expenses:
Research and development	17,386	27	12,146	24	34,356	27	24,100	25
Sales and marketing	26,840	41	15,472	31	52,485	41	30,810	32
General and administrative	21,217	33	9,437	19	42,047	33	17,581	18
Total operating expenses	65,443	101	37,055	75	128,888	102	72,491	74
Operating loss	(24,299)	(38)	(4,897)	(10)	(47,930)	(38)	(9,173)	(9)
Loss on debt extinguishment	—	—	—	—	(2,407)	(2)	—	—
Interest expense	(38)	—	(6,395)	(13)	(197)	—	(12,674)	(13)
Other income (expense), net	(419)	(1)	1,107	2	460	—	1,375	1
Net loss before income taxes	(24,756)	(38)	(10,185)	(21)	(50,074)	(39)	(20,472)	(21)
Income tax benefit (expense)	531	1	(145)	—	719	1	(265)	—
Net loss	$(24,225)	(37)%	$(10,330)	(21)%	$(49,355)	(39)%	$(20,737)	(21)%

Comparison of the Three and Six Months Ended December 31, 2021 and 2020

Revenues

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$46,970	$34,651	$12,319	36%	$90,459	$67,756	$22,703	34%
Subscription license	9,323	9,750	(427)	(4)%	19,907	19,746	161	1%
Total recurring revenues	56,293	44,401	11,892	27%	110,366	87,502	22,864	26%
Professional services	8,404	5,184	3,220	62%	16,521	10,226	6,295	62%
Total revenues	$64,697	$49,585	$15,112	30%	$126,887	$97,728	$29,159	30%

Recurring revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $11.9 million, or 27%, and $22.9 million, or 26%, respectively, in the three and six months ended December 31, 2021 compared to the same periods in the prior year.

Our SaaS and support revenues grew $12.3 million, or 36%, and $22.7 million, or 34%, respectively, in the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. An increase in clients starting to migrate from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues decreased by $0.4 million, or 4%, and increased by $0.2 million, or 1%, respectively, in the three and six months ended December 31, 2021 compared to the same periods in the prior year. This reflects our continued emphasis on selling new subscriptions as SaaS and migrating our existing on-premise clients to our SaaS solutions.

Professional services

Professional services revenues increased by $3.2 million, or 62%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, and increased by $6.3 million, or 62%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The results for both the three and six month periods ended December 31, 2021 reflect a recovery in demand for implementation, upgrade and migration services, which were adversely impacted by COVID-19 during the six months ended December 31, 2020.

Cost of revenues and gross profit

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except for percentages)				(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$12,175	$9,876	$2,299	23%	$23,517	$19,155	$4,362	23%
Total cost of recurring revenues	12,175	9,876	2,299	23%	23,517	19,155	4,362	23%
Professional services	11,378	7,551	3,827	51%	22,412	15,255	7,157	47%
Total cost of revenues	23,553	17,427	6,126	35%	45,929	34,410	11,519	33%

Gross profit:
SaaS and support	34,795	24,775	10,020	40%	66,942	48,601	18,341	38%
Subscription license	9,323	9,750	(427)	(4)%	19,907	19,746	161	1%
Total gross profit - recurring revenues	44,118	34,525	9,593	28%	86,849	68,347	18,502	27%
Professional services	(2,974)	(2,367)	(607)	26%	(5,891)	(5,029)	(862)	17%
Gross profit	$41,144	$32,158	$8,986	28%	$80,958	$63,318	$17,640	28%

Cost of SaaS and support

Cost of SaaS and support revenues increased by $2.3 million, or 23%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase can be attributed primarily to increases in royalty expense of $0.8 million relating to third-party products, amortization expense of $0.6 million relating to capitalized software development costs and intangible assets, personnel expense of $0.5 million mainly due to headcount increases, and hosting costs of $0.4 million resulting from the growth of our business.

Cost of SaaS and support revenues increased by $4.4 million, or 23%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The increase can be attributed primarily to increases in royalty expense of $1.5 million relating to third-party products, amortization expense of $1.1 million relating to capitalized software development costs and intangible assets, personnel expense of $0.9 million mainly due to annual pay raises and headcount increases, hosting costs of $0.6 million to support our growth as we scale our business and contractor costs of $0.3 million.

Cost of professional services

Cost of professional services revenues increased by $3.8 million, or 51%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily due to an increase in personnel costs by $2.4 million due to increased headcount, sub-contractor costs of $0.8 million, and other allocated overhead costs of $0.6 million as we expanded our teams to provide implementation and migration services to our growing client base.

Cost of professional services revenues increased by $7.2 million, or 47%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily due to an increase in personnel costs by $4.5 million due to annual raises and increased headcount, sub-contractor costs of $1.5 million, and other allocated overhead costs of $1.0 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross profit

Gross profit increased by $9.0 million, or 28%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, and increased by $17.6 million, or 28%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020, primarily driven by the growth in SaaS and support revenues, which was partially offset by increases in professional services costs as we invested in headcount to support our implementation, upgrade and migration services, and royalty expenses incurred on sales of third-party products.

Operating expenses

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$17,386	$12,146	$5,240	43%	$34,356	$24,100	$10,256	43%
Sales and marketing	26,840	15,472	11,368	73%	52,485	30,810	21,675	70%
General and administrative	21,217	9,437	11,780	125%	42,047	17,581	24,466	139%
Total operating expenses	$65,443	$37,055	$28,388	77%	$128,888	$72,491	$56,397	78%

Research and development expense

Research and development expenses increased by $5.2 million, or 43%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Stock-based compensation expense increased by $3.2 million, primarily due to stock awards granted since January 2021 combined with an increase in the grant date fair value of such awards. Personnel costs increased by $1.4 million due to increased headcount. Cloud hosting costs and contractor costs increased by $0.5 million and $0.4 million, respectively, due to incremental development activities relating to our cloud offerings. These increases in expenses were partially offset by an increase in capitalized software development costs of $0.5 million.

Research and development expenses increased by $10.3 million, or 43%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. Stock-based compensation expense increased by $6.6 million, primarily due to stock awards granted since January 2021 combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $2.8 million due to increased headcount and pay increases. Contractor costs increased by $0.9 million and cloud hosting costs increased by $0.8 million due to incremental development activities relating to our cloud offerings, partially offset by increased capitalized internal-use software costs of $1.0 million.

Sales and marketing expense

Sales and marketing expenses increased by $11.4 million, or 73%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Stock-based compensation expense increased by $5.6 million, primarily due to stock awards granted since January 2021 combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $4.3 million due to increased headcount, salary raises, and higher sales commissions driven by increased sales. Marketing expenses increased by $0.9 million due to company events and a modest return to in-person activities resulting from the easing of Covid-related restrictions on travel. Allocated overhead costs increased by $0.5 million due to increased headcount.

Sales and marketing expenses increased by $21.7 million, or 70%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. Stock-based compensation expense increased by $10.5 million, primarily due to stock awards granted since January 2021 combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $8.2 million due to increased headcount, salary raises, and higher sales commissions driven by increased sales. Marketing expenses increased by $1.8 million due to company events and a modest return to in-person activities resulting from the easing of Covid-related restrictions on travel and our IPO. Allocated overhead costs increased by $1.1 million due to increased headcount and overall costs to support the growth in our business.

General and administrative expense

General and administrative expenses increased by $11.8 million, or 125%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase was primarily driven by personnel-related expenses and costs associated with being a public company. Stock-based compensation expense increased by $6.5 million mainly due to stock awards granted since January 2021 combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $2.3 million, primarily due to increased headcount and salary raises. Insurance expense increased by $1.4 million and third-party professional fees increased by $1.3 million, in each case largely due to costs associated with being a public company.

General and administrative expenses increased by $24.5 million, or 139%, for the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The increase was primarily driven by personnel expenses and costs associated with being a public company. Stock-based compensation expense increased by $11.7 million mainly due to stock awards granted since January 2021 combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $4.6 million, primarily due to increased headcount and salary raises. Third-party professional fees increased by $4.0 million and insurance expense increased by $2.8 million, in each case largely due to costs associated with being a public company. Other costs increased by $1.0 million primarily due to increases recorded in the fair value of contingent consideration and the impact of a one-time rent credit which was received in the prior year.

Loss on debt extinguishment

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except for percentages)				(in thousands, except for percentages)
Loss on debt extinguishment	$—	$—	$—	*	$(2,407)	$—	$(2,407)	*

*Not meaningful

Loss on debt extinguishment of $2.4 million during the six months ended December 31, 2021 related to the write-off of unamortized deferred financing costs upon the full repayment of our debt under the Prior Credit Facility in July 2021.

Interest expense

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except for percentages)
Interest expense	$(38)	$(6,395)	$6,357	(99)%	$(197)	$(12,674)	$12,477	(98)%

Interest expense decreased by $6.4 million in the three months ended December 31, 2021 compared to the three months ended December 31, 2020, and decreased by $12.5 million in the six months ended December 31, 2021 compared to the six months ended December 31, 2020. The decreases were mainly due to the full repayment of our debt under the Prior Credit Facility in July 2021.

Other income (expense), net

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except for percentages)
Other income (expense), net	$(419)	$1,107	$(1,526)	(138)%	$460	$1,375	$(915)	(67)%

Other income (expense), net decreased by $1.5 million in the three months ended December 31, 2021 compared to the three months ended December 31, 2020 primarily due to the impact of fluctuations in foreign currency rates on our cash and accounts receivable balances denominated in British Pounds. We had foreign exchange losses during the three months ended December 31, 2021 compared to foreign exchange gains during the same period in the prior year.

Other income (expense), net decreased by $0.9 million in the six months ended December 31, 2021 compared to the six months ended December 31, 2020 primarily due to a decrease in foreign exchange gains arising on our cash, accounts receivable balances and contingent consideration relating to the acquisition of Repstor, denominated in British Pounds.

Income tax benefit (expense)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$531	$(145)	$676	(466)%	$719	$(265)	$984	(371)%

Income tax benefit was $0.5 million and $0.7 million for the three and six months ended December 31, 2021, respectively, compared to an income tax expense of $0.1 million and $0.3 million recorded during the three and six months ended December 31, 2020, respectively. Our income tax benefit during the three and six months ended December 31, 2021 was primarily attributable to an income tax benefit in a number of foreign jurisdictions.

Liquidity and Capital Resources

Sources of liquidity

As of December 31, 2021, we had cash, cash equivalents, and restricted cash of $59.8 million. Prior to our IPO in July 2021, we financed our operations primarily through collections from clients, borrowings under our credit facility and the issuance of convertible preferred stock and common stock. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality, with billings in the second and fourth quarters substantially higher than in the first and third quarters.

We expect that operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents and restricted cash as of December 31, 2021, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

In July 2021, we received net proceeds of $283.0 million upon the completion of our IPO. We used $278.0 million of the net proceeds from the offering to fully repay amounts outstanding under our Prior Credit Facility, consisting of $273.0 million outstanding under the term loan and $5.0 million outstanding under the revolving credit facility.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. The Credit Agreement also provides that we may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million, subject to certain administrative procedures, including approval by the Administrative Agent. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. As of December 31, 2021, no amounts have been borrowed under the JPMorgan Credit Facility.

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

Cash flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods indicated:

	Six Months Ended December 31,
	2021	2020
	(in thousands)
Cash flow data:
Net cash provided by (used in) operating activities (1)	$6,525	$(3,918)
Net cash used in investing activities	(2,054)	(3,330)
Net cash provided by financing activities	13,514	29,294
Effect of foreign exchange rates on cash and cash equivalents	303	99
Net increase in cash, cash equivalents, and restricted cash	$18,288	$22,145

(1)	Includes debt-related cash interest payments of $6.0 million and $12.5 million during the six months ended December 31, 2021 and 2020, respectively.

Operating activities

During the six months ended December 31, 2021, net cash provided by operating activities was $6.5 million, as our operating loss of $49.4 million, was reduced by $55.9 million of adjustments. These adjustments consisted of $49.6 million of non-cash charges (principally comprising stock-based compensation expense, depreciation and amortization and loss on debt extinguishment), and net cash inflow of $6.3 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $10.0 million due to our revenue growth, a decrease in accounts receivable of $7.2 million due to the timing of billing and collections on our outstanding receivables and a decrease in prepaid expenses and other assets of $1.5 million primarily due to the timing of prepaid operating expenses. These changes were partially offset by a decrease in other liabilities of $5.3 million primarily due to a decrease in our accrued interest as our debt under the Prior Credit Facility was repaid in full in July 2021, a decrease in accounts payable and accrued liabilities of $3.7 million primarily due to payments for deferred offering costs and annual bonuses, and an increase in deferred commissions of $3.4 million due to increased sales.

During the six months ended December 31, 2020, net cash used in operating activities was $3.9 million, primarily resulting from our operating loss of $20.7 million, which was offset by $16.8 million of adjustments. These adjustments consisted of $15.7 million of non-cash charges (principally comprising depreciation and amortization and stock-based compensation expense) and net cash inflow of $1.1 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $10.3 million due to our revenue growth and a decrease in unbilled revenues of $2.4 million due to the timing of invoicing our clients. These changes were partially offset by an increase in our accounts and other receivables of $8.1 million due to an increase in our billing and timing of client payments, a decrease in accounts payable and accrued liabilities of $2.1 million and a decrease in other liabilities of $1.3 million due to timing of payments.

Investing activities

Net cash used in investing activities consists of purchases of property and equipment and capitalization of internal-use software costs.

During the six months ended December 31, 2021, net cash used in investing activities was $2.1 million, primarily consisting of capitalized internal-use software costs.

During the six months ended December 31, 2020, net cash used in investing activities was $3.3 million, consisting of capital expenditures of $2.4 million on property and equipment consisting largely of leasehold improvements to our facilities in Charlotte, North Carolina and capitalization of internal-use software costs of $1.0 million.

Financing activities

During the six months ended December 31, 2021, net cash provided by financing activities was $13.5 million, primarily comprised of $292.8 million in net proceeds from our IPO completed in July 2021 and $3.9 million of proceeds from stock option exercises, partially offset by $278.0 million used for the repayment of borrowings, $4.4 million of payments related to deferred offering costs in connection with our IPO and $0.8 million of payments related to deferred financing costs.

During the six months ended December 31, 2020, net cash provided by financing activities was $29.3 million, primarily comprised of $29.0 million from the issuance of common stock and $7.3 million net proceeds from option exercises, partially offset by $5.0 million for the repayment of borrowings on our revolving line of credit and $1.9 million of payments for the repurchase of common stock.

Other non-cash items

As of December 31, 2021, we are obligated to make certain earn-out payments in connection with the acquisition of Repstor for an amount up to $27.7 million if certain performance measures are achieved. The earn-out payments are expected to be paid in the third quarter of fiscal year 2022 and in the first quarter of fiscal year 2023. We also are obligated to pay $2.0 million in the second quarter of fiscal year 2023 that was held back from the purchase consideration, subject to any outstanding indemnification claims. See Note 5 for a discussion of the fair value of liabilities recorded.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP, however, management believes evaluating our ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Specifically, management reviews non-GAAP gross profit, non-GAAP recurring gross profit, and non-GAAP operating profit (loss), each of which is a non-GAAP financial measure, to manage our business, make planning decisions, evaluate our performance and allocate resources and, for the reasons described below, considers them to be useful indicators, for both management and investors, of our financial performance over time. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Gross profit	$41,144	$32,158	$80,958	$63,318
Adjusted to exclude the following (as related to cost of revenues):
Stock-based compensation	1,190	317	1,938	563
Amortization of intangible assets	1,963	1,681	3,927	3,433
Non-GAAP gross profit	$44,297	$34,156	$86,823	$67,314

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Total recurring revenues	$56,293	$44,401	$110,366	$87,502
Total cost of recurring revenues	12,175	9,876	23,517	19,155
Recurring gross profit	44,118	34,525	86,849	68,347
Adjusted to exclude the following (as related to cost of recurring revenues)
Stock-based compensation	355	80	523	122
Amortization of intangible assets	1,963	1,681	3,927	3,433
Non-GAAP recurring gross profit	$46,436	$36,286	$91,299	$71,902

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

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (loss) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Operating loss	$(24,299)	$(4,897)	$(47,930)	$(9,173)
Adjusted to exclude the following (including the portion related to total cost of revenues):
Stock-based compensation	20,440	4,235	39,468	9,331
Amortization of intangible assets	3,310	2,673	6,619	5,417
Change in fair value of contingent consideration	390	—	727	—
Acquisition-related transaction costs	—	—	81	—
Non-GAAP operating profit (loss)	$(159)	$2,011	$(1,035)	$5,575

Contractual Obligations and Commitments

During the six months ended December 31, 2021, except as disclosed below, there were no material changes to our contractual obligations on leases and other contractual commitments as set forth under the caption, “Contractual Obligations and Commitments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, as reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

On July 12, 2021, we repaid in full amounts outstanding under our Prior Credit Facility, consisting of $273.0 million under the term loan and $5.0 million under the revolving credit facility. Unamortized financing costs of $2.4 million were recognized as a loss on debt extinguishment during the six months ended December 31, 2021.

The acquisition for Repstor in June 2021 included contingent consideration of up to $27.7 million payable to the former shareholders of Repstor, based on the achievement of certain performance measures. The earn-out payments are expected to be paid in cash of up to $10.8 million in the third quarter of fiscal year 2022 and up to $16.9 million in the first quarter of fiscal year 2023 if the performance measures are achieved. See Note 5 to our unaudited condensed consolidated financial statements for additional information.

In December 2021, we entered into an agreement, pursuant to which we are committed to spend a minimum of $110.0 million on cloud services over the agreement’s seven-year term. As of December 31, 2021, we had $110.0 million remaining on the commitment.

Indebtedness

As of June 30, 2021, we had an outstanding balance under our Prior Credit Facility of $273.0 million under a term loan and $5.0 million under the associated revolving credit facility. As noted above, this was fully repaid in July 2021, using proceeds from the IPO.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of December 31, 2021.

As of December 31, 2021, no amounts have been borrowed under the JPMorgan Credit Facility.

Off-Balance Sheet Arrangements

We did not have, during any of the periods presented, nor do we currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. Our exposure to foreign currency exchange risk relates primarily to our contingent consideration liability, accounts receivable, cash balances and other employee compensation related obligations denominated in British Pounds. If a hypothetical 10% change in the relative value of U.S. dollar to British Pound were to occur in the future, the resulting gain or loss would be approximately $1.6 million in our operating results.

Credit risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three and six months ended December 31, 2021 and 2020. Clients representing in excess of 10% of our accounts receivable balance at December 31, 2021 and June 30, 2021 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.

Some of our development resources are subject to additional risks inherent in foreign operations, which could lead to interruptions in our development efforts or hamper our ability to maintain our solutions.

A majority of our research and development is conducted through our facilities based in Ukraine and our suppliers’ facilities located in Belarus, Ukraine, and Russia. In addition to product development, resources in the area also play a role in providing implementation services as well as supporting our solutions. Any escalation of political tensions or economic instability in the area, including the risk of armed conflict, cyber warfare or sanctions affecting the region, could disrupt or delay communications with our resources there, disrupt or delay the flow of funds to support operations or render resources unavailable. Specifically, there are tensions among the U.S., the North Atlantic Treaty Organization (“NATO”), and Russia that have escalated to increase the threat of a potential Russian invasion of Ukraine.  A potential invasion of Ukraine and any retaliatory measures taken by the U.S. and NATO have created security concerns and disruptions to the economies in such areas.  Instability, unrest or conflict could cause us to shift all or portions of the work occurring in Ukraine to other locations or countries. Such disruptions could negatively impact our research and development operations, adversely affect the timeliness of new product delivery or maintenance and upgrades to existing products and solutions, impact service delivery or lead to periods of unavailability of our cloud solutions which could harm our operations, financial conditions, sales and growth prospects.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith
10.1+	Credit Agreement, dated as of October 5, 2021, by and among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40550	November 12, 2021	10.1

10.2+	Pledge and Security Agreement, dated as of October 5, 2021, by and among the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	001-40550	November 12, 2021	10.2

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Intapp, Inc.

Date: February 11, 2022	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2022	By:	/s/ Stephen Robertson
Stephen Robertson
Chief Financial Officer (Principal Financial Officer)