Form 10-Q
period 2022-03-31
Intapp, Inc.
filed 2022-05-13
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 62,222,337 shares of common stock, $0.001 par value per share, outstanding.

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

•

the effect of global events, such as the COVID-19 pandemic and Russia’s invasion of Ukraine, on the U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;

•	our ability to prevent and respond to data breaches, unauthorized access to client data or other disruptions of our solutions;

•	our ability to effectively manage U.S. and global market and economic conditions, including inflationary pressures, particularly adverse to our targeted industries;

•	the length and variability of our sales cycle;

•	our ability to attract and retain customers;

•	our ability to compete in highly competitive markets;

•	our ability to manage additional complexity, burdens, and volatility in connection with our international sales and operations;

•	our ability to incur indebtedness in the future;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs; and

•	our ability to maintain, protect, and enhance our intellectual property rights.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Intapp, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$42,685	$37,636
Restricted cash	3,528	3,827
Accounts receivable, net of allowance for doubtful accounts of $1,235 and $764 as of March 31, 2022 and June 30, 2021, respectively	47,029	48,573
Unbilled receivables, net	8,534	6,840
Other receivables, net	1,403	858
Prepaid expenses	8,323	9,591
Deferred commissions, current	8,989	6,551
Total current assets	120,491	113,876
Property and equipment, net	11,674	10,674
Goodwill	261,791	262,270
Intangible assets, net	42,212	52,349
Deferred commissions, noncurrent	11,938	10,414
Other assets	1,445	10,244
Total assets	$449,551	$459,827
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,546	$2,198
Accrued compensation	29,758	29,218
Accrued expenses	7,220	9,953
Deferred revenue, net	121,546	107,893
Other current liabilities	20,734	22,621
Total current liabilities	181,804	171,883
Deferred tax liabilities	4,621	5,705
Long-term deferred revenue, net	1,780	1,908
Other liabilities	3,939	18,170
Debt, net	—	275,593
Total liabilities	192,144	473,259
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share, zero and 19,870,040 shares authorized as of March 31, 2022 and June 30, 2021, respectively; zero and 19,034,437 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively; liquidation preference of $0 and $203,340 as of March 31, 2022 and June 30, 2021, respectively	—	144,148
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value per share, 50,000,000 and zero shares authorized as of March 31, 2022 and June 30, 2021, respectively; no shares issued or outstanding as of March 31, 2022 and June 30, 2021	—	—
Common stock, $0.001 par value per share, 700,000,000 and 65,000,000 shares authorized as of March 31, 2022 and June 30, 2021, respectively; 62,150,552 and 29,444,577 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	62	29
Additional paid-in capital	622,490	128,943
Accumulated other comprehensive loss	(996)	(494)
Accumulated deficit	(364,149)	(286,058)
Total stockholders’ equity (deficit)	257,407	(157,580)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$449,551	$459,827

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues
SaaS and support	$49,808	$36,888	$140,267	$104,644
Subscription license	10,904	11,784	30,811	31,530
Total recurring revenues	60,712	48,672	171,078	136,174
Professional services	8,951	6,976	25,472	17,202
Total revenues	69,663	55,648	196,550	153,376
Cost of revenues
SaaS and support	13,490	10,826	37,007	29,981
Total cost of recurring revenues	13,490	10,826	37,007	29,981
Professional services	12,510	8,795	34,922	24,050
Total cost of revenues	26,000	19,621	71,929	54,031
Gross profit	43,663	36,027	124,621	99,345
Operating expenses:
Research and development	20,425	13,036	54,781	37,136
Sales and marketing	28,759	16,407	81,244	47,217
General and administrative	23,175	10,729	65,222	28,310
Total operating expenses	72,359	40,172	201,247	112,663
Operating loss	(28,696)	(4,145)	(76,626)	(13,318)
Loss on debt extinguishment	—	—	(2,407)	—
Interest expense	(39)	(5,850)	(236)	(18,524)
Other income (expense), net	(272)	(58)	188	1,317
Net loss before income taxes	(29,007)	(10,053)	(79,081)	(30,525)
Income tax benefit (expense)	271	(64)	990	(329)
Net loss	(28,736)	(10,117)	(78,091)	(30,854)
Less: cumulative dividends allocated to preferred stockholders	—	(3,881)	—	(11,581)
Net loss attributable to common stockholders	$(28,736)	$(13,998)	$(78,091)	$(42,435)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.49)	$(1.28)	$(1.54)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	61,564	28,741	60,868	27,588

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net loss	$(28,736)	$(10,117)	$(78,091)	$(30,854)
Other comprehensive income (loss):
Foreign currency translation adjustments	(265)	6	(502)	1,047
Other comprehensive income (loss)	(265)	6	(502)	1,047
Comprehensive loss	$(29,001)	$(10,111)	$(78,593)	$(29,807)

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

			Three Months Ended March 31, 2022
			Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
			Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021			61,148,584	$61	$599,401	$(731)	$(335,413)	$263,318
Issuance of common stock upon exercise of stock options			708,887	1	4,186	—	—	4,187
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes			293,081	—	(3,924)	—	—	(3,924)
Stock-based compensation			—	—	22,827	—	—	22,827
Foreign currency translation adjustments			—	—	—	(265)	—	(265)
Net loss			—	—	—	—	(28,736)	(28,736)
Balance as of March 31, 2022			62,150,552	$62	$622,490	$(996)	$(364,149)	$257,407

	Three Months Ended March 31, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2020	19,034,437	$144,148	28,333,576	$28	$113,510	$(626)	$(260,031)	$(147,119)
Issuance of common stock upon exercise of stock options	—	—	909,150	1	2,854	—	—	2,855
Stock-based compensation	—	—	—	—	3,398	—	—	3,398
Foreign currency translation adjustments	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(10,117)	(10,117)
Balance as of March 31, 2021	19,034,437	$144,148	29,242,726	$29	$119,762	$(620)	$(270,148)	$(150,977)

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(unaudited)

	Nine Months Ended March 31, 2022
	Convertible Preferred Stock		Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of June 30, 2021	19,034,437	$144,148	29,444,577	$29	$128,943	$(494)	$(286,058)	$(157,580)
Conversion of convertible preferred stock to common stock upon initial public offering	(19,034,437)	(144,148)	19,034,437	19	144,129	—	—	144,148
Issuance of common stock upon initial public offering, net of offering costs of $9,767	—	—	12,075,000	12	282,979	—	—	282,991
Issuance of common stock upon exercise of stock options	—	—	1,303,457	2	8,068	—	—	8,070
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	—	—	293,081	—	(3,924)	—	—	(3,924)
Stock-based compensation	—	—	—	—	62,295	—	—	62,295
Foreign currency translation adjustments	—	—	—	—	—	(502)	—	(502)
Net loss	—	—	—	—	—	—	(78,091)	(78,091)
Balance as of March 31, 2022	—	$—	62,150,552	$62	$622,490	$(996)	$(364,149)	$257,407

	Nine Months Ended March 31, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of June 30, 2020	19,034,437	$144,148	24,331,569	$24	$69,178	$(1,667)	$(238,199)	$(170,664)
Issuance of common stock, net of issuance costs of $169	—	—	2,432,545	2	29,018	—	—	29,020
Repurchase of shares	—	—	(200,000)	—	(797)	—	(1,095)	(1,892)
Issuance of common stock upon exercise of stock options	—	—	2,678,612	3	10,140	—	—	10,143
Stock-based compensation	—	—	—	—	12,223	—	—	12,223
Foreign currency translation adjustments	—	—	—	—	—	1,047	—	1,047
Net loss	—	—	—	—	—	—	(30,854)	(30,854)
Balance as of March 31, 2021	19,034,437	$144,148	29,242,726	$29	$119,762	$(620)	$(270,148)	$(150,977)

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(78,091)	$(30,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,510	9,910
Amortization of deferred financing costs	75	852
Provision for doubtful accounts	804	377
Stock-based compensation	62,295	12,223
Loss on debt extinguishment	2,407	—
Change in fair value of contingent consideration, including unrealized foreign exchange gain	(364)	—
Payment of contingent consideration in excess of acquisition date fair value	(279)	—
Deferred income taxes	(1,084)	(390)
Other	32	20
Changes in operating assets and liabilities:
Accounts receivable	557	(4,999)
Unbilled receivables, current	(1,694)	1,784
Prepaid expenses and other assets	782	346
Deferred commissions	(3,962)	(2,215)
Accounts payable and accrued liabilities	2,108	890
Deferred revenue, net	13,525	11,750
Other liabilities	(5,051)	(1,771)
Net cash provided by (used in) operating activities	4,570	(2,077)
Cash Flows from Investing Activities:
Purchases of property and equipment	(281)	(2,394)
Capitalized internal-use software costs	(3,052)	(1,641)
Net cash used in investing activities	(3,333)	(4,035)
Cash Flows from Financing Activities:
Payments on borrowings	(278,000)	(5,000)
Proceeds from initial public offering, net of underwriting discounts	292,758	—
Payments for deferred offering costs	(4,358)	(1,591)
Proceeds from common stock issuance	—	29,020
Proceeds from stock option exercises	8,070	14,589
Payments related to tax withholding for vested equity awards	(3,913)	—
Payment of deferred financing costs	(769)	—
Payment of contingent consideration	(10,435)	—
Repurchase of common stock	—	(1,892)
Net cash provided by financing activities	3,353	35,126
Effect of foreign currency exchange rate changes on cash and cash equivalents	160	874
Net increase in cash, cash equivalents and restricted cash	4,750	29,888
Cash, cash equivalents and restricted cash - beginning of period	41,463	43,159
Cash, cash equivalents and restricted cash - end of period	$46,213	$73,047
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$42,685	$71,332
Restricted cash	3,528	1,715
Total cash, cash equivalents and restricted cash	$46,213	$73,047
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,950	$18,594
Cash paid for income taxes	$437	$3
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$36	$—
Deferred offering costs in accounts payable and accrued liabilities	$—	$3,509
Conversion of convertible preferred stock to common stock upon initial public offering	$144,148	$—

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

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to the significant accounting policies during the nine months ended March 31, 2022.

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

No client individually accounted for 10% or more of the Company’s revenues for the three and nine months ended March 31, 2022 and 2021. As of March 31, 2022, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2021, one client individually accounted for 25% of the Company’s total accounts receivable.

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

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The guidance requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The new standard is effective for the Company beginning July 1, 2022 and the Company expects to adopt using the modified retrospective approach. The Company expects to recognize lease liabilities and right-of-use assets related to its operating leases upon adoption of the standard. The Company is currently working through the adoption plan which includes review of its current leases and evaluation of the use of practical expedients provided under the guidance. The extent of the increase to assets and liabilities as a result of the adoption of this standard is yet to be determined.

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

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
United States	$49,002	$39,452	$136,107	$108,089
United Kingdom	10,043	9,117	33,363	27,063
Rest of the world	10,618	7,079	27,080	18,224
Total	$69,663	$55,648	$196,550	$153,376

No country other than those listed above accounted for 10% or more of the Company’s revenues during the three and nine months ended March 31, 2022 and 2021.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	March 31, 2022	June 30, 2021
Unbilled accounts receivable, net(1)	$8,563	$6,925
Deferred revenue, net	123,326	109,801

(1)	The long-term portion of $29 and $85 as of March 31, 2022 and June 30, 2021, respectively, is included in other assets.

There was no allowance for doubtful accounts associated with unbilled receivables as of March 31, 2022 and June 30, 2021. During the nine months ended March 31, 2022, the Company recognized $98.3 million in revenue pertaining to deferred revenue as of June 30, 2021.

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

As of March 31, 2022, approximately $300.7 million of revenues is expected to be recognized from remaining performance obligations with approximately 59% over the next 12 months and the remainder thereafter.

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Nine Months Ended March 31,
	2022	2021
Balance, beginning of period	$262,270	$227,992
Foreign currency translation adjustment	(479)	1,012
Balance, end of period	$261,791	$229,004

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	March 31, 2022
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$41,000	$(18,787)	$22,213
Noncompete agreements	3 to 5	4,107	(2,762)	1,345
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	1 to 3	7,822	(3,920)	3,902
Core technology	3 to 5	47,019	(36,950)	10,069
Intangible assets, net		$104,631	$(62,419)	$42,212

	June 30, 2021
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$41,000	$(15,879)	$25,121
Noncompete agreements	3 to 5	4,107	(2,442)	1,665
Trademarks and trade names	Indefinite	4,892	—	4,892
Trademarks and trade names	1 to 3	7,613	(2,902)	4,711
Core technology	3 to 5	47,019	(31,059)	15,960
Intangible assets, net		$104,631	$(52,282)	$52,349

The fair value of intangible assets was derived based on the income approach. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions utilized in management’s analysis included the following:

•	Revenues and expense forecasts were based on trends of historical performance and management’s estimate of future performance.
•	Cash flows utilized in the discounted cash flow analysis were estimated using a weighted-average cost of capital.

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Cost of SaaS and support	$1,964	$1,628	$5,891	$5,061
Sales and marketing	1,448	993	3,927	2,977
General and administrative	106	—	319	—
Total amortization expense	$3,518	$2,621	$10,137	$8,038

As of March 31, 2022, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2022 (remaining 3 months)	$3,309
2023	9,190
2024	7,707
2025	5,291
2026	3,111
2027 and thereafter	8,921
Total remaining amortization	$37,529

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

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$11,974	$11,974
Total	$—	$—	$11,974	$11,974

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Term loan	$—	$273,000	$—	$273,000
Revolving credit facility	—	5,000	—	5,000
Liability for contingent consideration, current and non-current portion	—	—	23,502	23,502
Total	$—	$278,000	$23,502	$301,502

In connection with the acquisition of Repstor, Limited (“Repstor”) in June 2021, the Company recorded contingent consideration liabilities representing the amounts payable to former Repstor shareholders based upon the achievement of certain performance measures. The current and non-current portions of these liabilities of $11.0 million and $12.5 million, respectively, were included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2021. The non-current portion was reclassified to the current portion and included in other current liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2022. During the three months ended March 31, 2022, $10.7 million was paid to the former shareholders of Repstor.

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

Changes in the fair value of contingent consideration liabilities during the nine months ended March 31, 2022 were as follows:

Amount
Balance as of June 30, 2021	$23,502
Payment of contingent consideration	(10,714)
Change in fair value of contingent consideration	727
Effect of foreign currency exchange rate changes	(1,541)
Balance as of March 31, 2022	$11,974

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

Note 6. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Computer equipment and software	$966	$1,751
Capitalized internal-use software	9,895	6,843
Furniture and office equipment	1,890	2,189
Leasehold improvements	5,351	5,417
Construction in progress	317	—
Total property and equipment	18,419	16,200
Less: accumulated depreciation and amortization	(6,745)	(5,526)
Property and equipment, net	$11,674	$10,674

Depreciation expense, excluding the amortization of capitalized software development costs, was $0.4 million for each of the three months ended March 31, 2022 and 2021, and was $1.0 million for the nine months ended March 31, 2022 and 2021.

Amortization expense related to capitalized internal-use software was $0.5 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, and was $1.4 million and $0.8 million for the nine months ended March 31, 2022 and 2021, respectively.

Note 7. Commitments and Contingencies

Operating Leases

The Company leases the majority of its office space in the U.S., U.K. and Ukraine under noncancelable operating leases, which have various expiration dates through fiscal 2031. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and rent concessions. Total rent expense for the nine months ended March 31, 2022 and 2021 was $6.6 million and $6.0 million, respectively.

In April 2022, the Company entered into a lease agreement to lease an office space in the U.K. for an eight-year term ending June 2030. The total commitment under this lease is approximately $9.8 million.

Software and Other

In the ordinary course of business, the Company enters into commitments to purchase or subscribe to software that is required to conduct its business activities. The Company also has commitments towards its cloud hosting service providers.

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $114.7 million on cloud services and support fees over the agreement’s seven-year term. As of March 31, 2022, the Company had $114.5 million remaining on the commitment.

Litigation

From time to time, the Company is a party to claims, lawsuits, and proceedings which arise in the ordinary course of business. The Company warrants to its customers that it has all necessary rights and licenses to the intellectual property comprised in its products and services and indemnifies those customers against intellectual property claims with respect to such products and services, so such claims, lawsuits and proceedings might in the future include claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. The Company is not presently a party to any litigation the outcome of which, it believes, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the business, operating results, or financial condition.

Note 8. Debt

As of June 30, 2021, the Company had outstanding borrowings of $273.0 million under a term loan and $5.0 million under an associated revolving credit facility (together, the “Prior Credit Facility”). On July 12, 2021, amounts outstanding under the Prior Credit Facility were repaid in full from proceeds of the IPO. As a result of the extinguishment of the debt, a loss of $2.4 million related to the write-off of unamortized financing costs, has been recorded as a loss on debt extinguishment in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2022. As of March 31, 2022, the Company had no outstanding borrowings under the Prior Credit Facility.

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

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of March 31, 2022.

The Company incurred $0.8 million of costs directly related to the Credit Agreement, which were capitalized and are being amortized over the term of the Credit Agreement. These debt issuance costs are included in other assets on the unaudited condensed consolidated balance sheets. As of March 31, 2022, there were no outstanding borrowings under the JPMorgan Credit Facility.

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

As of March 31, 2022, shares of common stock have been reserved for the following:

Outstanding stock options	13,095,784
Unvested performance stock units and restricted stock units	4,580,441
Reserved for ESPP	1,466,996
Reserved for future stock award grants	2,008,859
21,152,080

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

Stock option activity under the Company’s equity incentive plans during the nine months ended March 31, 2022 was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2021	14,684,809	$10.11	7.3	$262,762
Granted	104,390	32.22
Exercised	(1,303,457)	6.19
Forfeited	(389,958)	14.88
Outstanding as of March 31, 2022	13,095,784	$10.53	6.8	$177,923
Vested and exercisable as of March 31, 2022	9,230,181	$8.23	6.0	$145,747
Unvested and early exercised as of March 31, 2022	150,000	$14.77
Vested and expected to vest as of March 31, 2022	13,245,784	$10.58	6.8	$179,309

The weighted-average grant date fair value of options granted during the nine months ended March 31, 2022 was $12.61. The total intrinsic value of options exercised during the nine months ended March 31, 2022 was $25.0 million. The proceeds from option exercises totaled $8.1 million during the nine months ended March 31, 2022.

Performance stock unit activity during the nine months ended March 31, 2022 was as follows:

	Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2021	3,950,000	$26.00
Granted	193,444	35.85
Vested	(415,400)	26.74
Forfeited	(54,784)	27.06
Balance as of March 31, 2022	3,673,260	$26.42

Restricted stock unit activity during the nine months ended March 31, 2022 was as follows:

	Stock Awards Outstanding	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2021	46,150	$26.00
Granted	993,716	31.50
Vested	(60,724)	37.27
Forfeited	(71,961)	36.02
Balance as of March 31, 2022	907,181	$30.48

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Cost of revenues
Cost of SaaS and support	$359	$66	$882	$188
Cost of professional services	869	198	2,284	639
Research and development	5,136	941	13,771	3,019
Sales and marketing	7,330	997	20,687	3,828
General and administrative	9,133	1,196	24,671	5,055
Total stock-based compensation	$22,827	$3,398	$62,295	$12,729

During the nine months ended March 31, 2021, the Company also recognized additional stock-based compensation expense of $0.5 million relating to the buy-back of shares of common stock, which represents the excess between the repurchase price and the fair value of common stock at the date of repurchase.

As of March 31, 2022, there was a total of $105.3 million in unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.3 years.

The calculated fair value of stock option grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended March 31,
	2022	2021
Expected dividend yield	0%	0%
Risk-free interest rate	0.9%	0.4%
Expected volatility	40%	38%
Expected life (in years)	6	6

Employee Stock Purchase Plan

In June 2021, the Board of Directors adopted and shareholders approved the 2021 Employee Stock Purchase Plan ("ESPP"), which became effective as of June 29, 2021. The ESPP initially reserved 1,466,996 shares of the Company’s common stock for future issuance to participating employees. The initial offering period for the ESPP began on December 16, 2021 and will end on November 30, 2023. The first purchase date will be on May 31, 2022, followed by three more purchase dates in six-month intervals thereafter during this initial offering period. Eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. As of March 31, 2022, no shares have been purchased under the ESPP.

The fair value of ESPP shares was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Nine Months Ended
March 31, 2022
Expected dividend yield	0%
Risk-free interest rate	0.4%
Expected volatility	39%
Expected life (in years)	1.2

As of March 31, 2022, total unrecognized compensation expense related to the ESPP was $1.8 million. That cost is expected to be recognized over the remaining term of the initial offering period of 1.7 years.

Note 11. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three and nine months ended March 31, 2022 and 2021.

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

Note 12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(28,736)	$(10,117)	$(78,091)	$(30,854)
Less: cumulative dividends allocated to preferred stockholders	—	(3,881)	—	(11,581)
Net loss attributable to common stockholders	$(28,736)	$(13,998)	$(78,091)	$(42,435)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	61,564	28,741	60,868	27,588
Net loss per share attributable to common stockholders
Basic and diluted	$(0.47)	$(0.49)	$(1.28)	$(1.54)

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive:

	As of March 31,
	2022	2021
Convertible preferred stock (on an if-converted basis)	—	19,034,437
Outstanding stock options to purchase common stock	13,095,784	13,637,676
Unvested performance stock units and restricted stock units	4,580,441	—
Shares issuable under employee stock purchase plan	41,298	—
Total	17,717,523	32,672,113

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We have averaged a net revenue retention rate of 110% or greater in each of the twelve-month periods ended March 31, 2022 and 2021 due to a steady increase in client adoption of our platform’s capabilities and a low level of client attrition. However, if our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

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

COVID-19 expenses. In March 2020, in response to the COVID-19 pandemic to ensure the safety of our employees, we implemented a global work from home policy and suspended international and domestic travel. We began easing these restrictions as we entered fiscal year 2022, including by re-opening offices and resuming some essential business travel and in-person marketing events. As a result, we have seen a small increase in travel-related and marketing expenses. In March 2022, we announced a broad return to office on a voluntary basis and in the long term, we expect to adopt a hybrid work model to allow flexibility for our employees. We continue to closely monitor the status of COVID-19 cases in the community to ensure the health and safety of our employees and clients and may reinstate travel and meeting restrictions from time to time in response to future COVID surges.

Business Impact of Russia’s Invasion of Ukraine. In March 2022, in response to Russia’s invasion of Ukraine, we implemented contingency plans to ensure the safety of personnel and continuity of our contract research and development activity located in Ukraine, Russia and Belarus, including relocation of certain resources to other geographic locations and transitioning work previously performed by such teams to other teams outside of the conflict zone in the European Union, U.K. and Americas. We have officially ended all work performed by our contract resources in Russia and expect all work performed in Belarus to cease by May 31, 2022. As a result, we expect a minor increase in research and development expenses due to increased labor rates pertaining to contract resources and relocation costs in connection with such resources, from Ukraine, Russia, and Belarus, to other jurisdictions and backfilling positions in other jurisdictions for those not willing or able to relocate. Any such increase is expected to be offset in part by cost reductions in future discretionary spending.

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

ARR was $253.5 million and $201.0 million as of March 31, 2022 and 2021, respectively, an increase of 26%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $147.8 million and $99.2 million as of March 31, 2022 and 2021, respectively, an increase of 49%, and represented 58% and 49% of ARR as of March 31, 2022 and 2021, respectively.

Number of clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of March 31, 2022, we had more than 2,050 clients. No single client represented more than 10% of total revenues for the three and nine months ended March 31, 2022 and 2021.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of March 31, 2022 and 2021, we had 484 and 408 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 87% and 89% of our total revenues during the nine months ended March 31, 2022 and 2021, respectively.

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

Professional services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead for facilities and IT) and accounted for 13% and 11% of our total revenues during the nine months ended March 31, 2022 and 2021, respectively.

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

Cost of professional services

Our cost of professional services revenues comprises the personnel-related costs for our professional services employees and contractors responsible for delivering implementation, upgrade and migration services to our clients. This includes salaries, benefits, stock-based compensation, and allocated overhead for facilities and IT. We expect the cost of professional services revenues to increase in absolute dollars as we continue to hire personnel to provide implementation, upgrade and migration services to our growing client base.

Operating expenses

Research and development expense

Our research and development expenses comprise costs associated with the development of our software products for sale. The major components of research and development costs include salaries and employee benefits, costs of third-party services, and allocations of various overhead and occupancy costs. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions. As noted above, we also expect a minor increase in research and development expenses in connection with the relocation of contract resources primarily from Russia and Belarus to other geographic locations and transitioning work previously performed by such teams to other teams outside of the conflict zone in the European Union, U.K. and Americas.

Sales and marketing expense

Our sales and marketing expenses consist primarily of costs incurred for personnel-related costs for our sales and marketing employees as well as commission payments to our sales employees, costs of marketing events and online advertising, allocations of various overhead and occupancy costs and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefit. In the medium-term, we expect to see an increase in sales and marketing expense as we continue to expand our direct sales force to take advantage of opportunities for growth and resume in-person meetings, conferences, and attendance at trade shows as the COVID-19 pandemic wanes.

General and administrative expense

Our general and administrative expenses consist primarily of personnel-related costs as well as professional services and facilities costs related to our executive, finance, human resources, information technology and legal functions. Being a new public company, we expect to incur significant additional accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the additional costs of achieving and maintaining compliance with the Sarbanes-Oxley Act, as well as additional insurance, investor relations and other costs associated with being a public company.

Loss on debt extinguishment

Loss on debt extinguishment consists of the write-off of unamortized deferred financing costs upon the repayment of our debt obligations.

Interest expense

Interest expense, net primarily consists of the interest on our debt, which was repaid in full in July 2021.

Other income (expense), net

Other income (expense), net consists primarily of realized and unrealized foreign exchange gains and losses resulting from fluctuations in foreign currency exchange rates on monetary assets and liabilities denominated in currencies other than the U.S. dollar.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total dollar terms and as a percentage of total revenues (percentages may not add up due to rounding):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
	(in thousands, except for percentages)
Revenues:
SaaS and support	$49,808	71%	$36,888	66%	$140,267	71%	$104,644	68%
Subscription license	10,904	16	11,784	21	30,811	16	31,530	21
Total recurring revenues	60,712	87	48,672	87	171,078	87	136,174	89
Professional services	8,951	13	6,976	13	25,472	13	17,202	11
Total revenues	69,663	100	55,648	100	196,550	100	153,376	100
Cost of revenues:
SaaS and support	13,490	19	10,826	19	37,007	19	29,981	20
Total cost of recurring revenues	13,490	19	10,826	19	37,007	19	29,981	20
Professional services	12,510	18	8,795	16	34,922	18	24,050	16
Total cost of revenues	26,000	37	19,621	35	71,929	37	54,031	35
Gross profit	43,663	63	36,027	65	124,621	63	99,345	65
Operating expenses:
Research and development	20,425	29	13,036	23	54,781	28	37,136	24
Sales and marketing	28,759	41	16,407	29	81,244	41	47,217	31
General and administrative	23,175	33	10,729	19	65,222	33	28,310	18
Total operating expenses	72,359	104	40,172	72	201,247	102	112,663	73
Operating loss	(28,696)	(41)	(4,145)	(7)	(76,626)	(39)	(13,318)	(9)
Loss on debt extinguishment	—	—	—	—	(2,407)	(1)	—	—
Interest expense	(39)	—	(5,850)	(11)	(236)	—	(18,524)	(12)
Other income (expense), net	(272)	—	(58)	—	188	—	1,317	1
Net loss before income taxes	(29,007)	(42)	(10,053)	(18)	(79,081)	(40)	(30,525)	(20)
Income tax benefit (expense)	271	—	(64)	—	990	1	(329)	—
Net loss	$(28,736)	(41)%	$(10,117)	(18)%	$(78,091)	(40)%	$(30,854)	(20)%

Comparison of the Three and Nine Months Ended March 31, 2022 and 2021

Revenues

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$49,808	$36,888	$12,920	35%	$140,267	$104,644	$35,623	34%
Subscription license	10,904	11,784	(880)	(7)%	30,811	31,530	(719)	(2)%
Total recurring revenues	60,712	48,672	12,040	25%	171,078	136,174	34,904	26%
Professional services	8,951	6,976	1,975	28%	25,472	17,202	8,270	48%
Total revenues	$69,663	$55,648	$14,015	25%	$196,550	$153,376	$43,174	28%

Recurring revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $12.0 million, or 25%, and $34.9 million, or 26%, respectively, in the three and nine months ended March 31, 2022 compared to the same periods in the prior year.

Our SaaS and support revenues grew $12.9 million, or 35%, and $35.6 million, or 34%, respectively, in the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. An increase in clients starting to migrate from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues decreased by $0.9 million, or 7%, and decreased by $0.7 million, or 2%, respectively, in the three and nine months ended March 31, 2022 compared to the same periods in the prior year. This reflects our continued emphasis on selling new subscriptions as SaaS and migrating our existing on-premise clients to our SaaS solutions.

Professional services

Professional services revenues increased by $2.0 million, or 28%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and increased by $8.3 million, or 48%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The results for both the three and nine months ended March 31, 2022 reflect a recovery in demand for implementation, upgrade and migration services, which were adversely impacted by COVID-19 during the nine months ended March 31, 2021.

Cost of revenues and gross profit

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)				(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$13,490	$10,826	$2,664	25%	$37,007	$29,981	$7,026	23%
Total cost of recurring revenues	13,490	10,826	2,664	25%	37,007	29,981	7,026	23%
Professional services	12,510	8,795	3,715	42%	34,922	24,050	10,872	45%
Total cost of revenues	26,000	19,621	6,379	33%	71,929	54,031	17,898	33%

Gross profit:
SaaS and support	36,318	26,062	10,256	39%	103,260	74,663	28,597	38%
Subscription license	10,904	11,784	(880)	(7)%	30,811	31,530	(719)	(2)%
Total gross profit - recurring revenues	47,222	37,846	9,376	25%	134,071	106,193	27,878	26%
Professional services	(3,559)	(1,819)	(1,740)	96%	(9,450)	(6,848)	(2,602)	38%
Gross profit	$43,663	$36,027	$7,636	21%	$124,621	$99,345	$25,276	25%

Cost of SaaS and support

Cost of SaaS and support revenues increased by $2.7 million, or 25%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase can be attributed primarily to increases in personnel-related costs of $1.8 million due to increased headcount, amortization expense of $0.5 million relating to capitalized software development costs and intangible assets, and allocated overhead costs of $0.3 million mainly due to increased headcount.

Cost of SaaS and support revenues increased by $7.0 million, or 23%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase can be attributed primarily to increases in personnel-related costs of $2.7 million mainly due to annual pay raises and headcount increases, amortization expense of $1.6 million relating to capitalized software development costs and intangible assets, royalty expense of $1.5 million relating to third-party products, hosting costs of $0.8 million to support our growth as we scale our business and contractor costs of $0.3 million.

Cost of professional services

Cost of professional services revenues increased by $3.7 million, or 42%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in personnel-related costs by $2.2 million due to increased headcount, subcontractor costs of $0.8 million, and other allocated overhead costs of $0.6 million as we expanded our teams to provide implementation and migration services to our growing client base.

Cost of professional services revenues increased by $10.9 million, or 45%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily due to an increase in personnel-related costs by $6.8 million due to annual raises and increased headcount, subcontractor costs of $2.3 million, and other allocated overhead costs of $1.6 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross profit

Gross profit increased by $7.6 million, or 21%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and increased by $25.3 million, or 25%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021, primarily driven by the growth in SaaS and support revenues, which was partially offset by increases in professional services costs as we invested in headcount to support our implementation, upgrade and migration services, and royalty expenses incurred on sales of third-party products.

Operating expenses

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$20,425	$13,036	$7,389	57%	$54,781	$37,136	$17,645	48%
Sales and marketing	28,759	16,407	12,352	75%	81,244	47,217	34,027	72%
General and administrative	23,175	10,729	12,446	116%	65,222	28,310	36,912	130%
Total operating expenses	$72,359	$40,172	$32,187	80%	$201,247	$112,663	$88,584	79%

Research and development expense

Research and development expenses increased by $7.4 million, or 57%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Stock-based compensation expense increased by $4.2 million, primarily due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $1.7 million due to increased headcount and relocation costs for subcontractors in Ukraine, Russia, and Belarus to other locations. Contractor costs and cloud hosting costs increased by $0.8 million and $0.5 million, respectively, due to incremental development activities relating to our cloud offerings. Allocated overhead costs increased by $0.2 million due to increased facility costs and headcount.

Research and development expenses increased by $17.6 million, or 48%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. Stock-based compensation expense increased by $10.8 million, primarily due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $4.5 million due to increased headcount and pay increases. Contractor costs increased by $1.7 million due to incremental development activities related to our cloud offerings and relocation costs for subcontractors in Ukraine, Russia, and Belarus to other locations, partially offset by increased capitalized internal-use software costs of $1.0 million. Cloud hosting costs increased by $1.3 million due to increased usage in support of development activities.

Sales and marketing expense

Sales and marketing expenses increased by $12.4 million, or 75%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Stock-based compensation expense increased by $6.3 million, primarily due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $4.2 million due to increased headcount, salary raises, and higher sales commissions driven by increased sales. Marketing expenses increased by $1.0 million due to marketing research, company events and a modest return to in-person activities resulting from the easing of Covid-related restrictions on travel. Allocated overhead costs increased by $0.5 million due to increased facility costs and headcount.

Sales and marketing expenses increased by $34.0 million, or 72%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. Stock-based compensation expense increased by $16.9 million, primarily due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $12.5 million due to increased headcount, salary raises, and higher sales commissions driven by increased sales. Marketing expenses increased by $2.8 million due to marketing research, company events and a modest return to in-person activities resulting from the easing of Covid-related restrictions on travel and our IPO. Allocated overhead costs increased by $1.3 million due to increased headcount and overall costs to support the growth in our business. Amortization expense increased by $0.9 million relating to capitalized software development costs and intangible assets.

General and administrative expense

General and administrative expenses increased by $12.4 million, or 116%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by personnel-related costs associated with being a public company. Stock-based compensation expense increased by $7.9 million mainly due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $2.3 million primarily due to increased headcount. Insurance expense increased by $1.4 million and third-party professional fees increased by $1.2 million, in each case largely due to costs associated with being a public company. These increases were partially offset by an increase of $1.3 million in costs allocated to other functions.

General and administrative expenses increased by $36.9 million, or 130%, for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The increase was primarily driven by personnel-related costs associated with being a public company. Stock-based compensation expense increased by $19.6 million mainly due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $6.9 million, primarily due to increased headcount and salary raises. Third-party professional fees increased by $5.1 million and insurance expense increased by $4.2 million, in each case largely due to costs associated with being a public company. Other costs increased by $3.9 million primarily due to increases recorded in the fair value of contingent consideration, the impact of a one-time rent credit which was received in the prior year and increased travel and company events. These increases were partially offset by an increase of $2.8 million in costs allocated to other functions.

Loss on debt extinguishment

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)				(in thousands, except for percentages)
Loss on debt extinguishment	$—	$—	$—	*	$(2,407)	$—	$(2,407)	*

*Not meaningful

Loss on debt extinguishment of $2.4 million during the nine months ended March 31, 2022 related to the write-off of unamortized deferred financing costs upon the full repayment of our debt under the Prior Credit Facility in July 2021.

Interest expense

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Interest expense	$(39)	$(5,850)	$5,811	(99)%	$(236)	$(18,524)	$18,288	(99)%

Interest expense decreased by $5.8 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and decreased by $18.3 million in the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021. The decreases were mainly due to the full repayment of our debt under the Prior Credit Facility in July 2021.

Other income (expense), net

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Other income (expense), net	$(272)	$(58)	$(214)	369%	$188	$1,317	$(1,129)	(86)%

Other expense increased by $0.2 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the impact of fluctuations in foreign currency rates on our cash, accounts receivable balances and contingent consideration relating to the acquisition of Repstor, denominated in British Pounds. We had foreign exchange losses during the three months ended March 31, 2022 compared to foreign exchange gains during the same period in the prior year.

Other income decreased by $1.1 million in the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 primarily due to a decrease in foreign exchange gains arising on our cash, accounts receivable balances and contingent consideration relating to the acquisition of Repstor, denominated in British Pounds.

Income tax benefit (expense)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$271	$(64)	$335	(523)%	$990	$(329)	$1,319	(401)%

Income tax benefit was $0.3 million and $1.0 million for the three and nine months ended March 31, 2022, respectively, compared to an income tax expense of $0.1 million and $0.3 million recorded during the three and nine months ended March 31, 2021, respectively. Our income tax benefit during the three and nine months ended March 31, 2022 was primarily attributable to income tax benefits in a number of foreign jurisdictions.

Liquidity and Capital Resources

Sources of liquidity

As of March 31, 2022, we had cash, cash equivalents, and restricted cash of $46.2 million. Prior to our IPO in July 2021, we financed our operations primarily through collections from clients, borrowings under our credit facility and the issuance of convertible preferred stock and common stock. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality, with billings in the second and fourth quarters substantially higher than in the first and third quarters.

We expect that operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents and restricted cash as of March 31, 2022, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

In July 2021, we received net proceeds of $283.0 million upon the completion of our IPO. We used $278.0 million of the net proceeds from the offering to fully repay amounts outstanding under our Prior Credit Facility, consisting of $273.0 million outstanding under the term loan and $5.0 million outstanding under the revolving credit facility. The remainder of the proceeds was used in operations.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. The Credit Agreement also provides that we may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million, subject to certain administrative procedures, including approval by the Administrative Agent. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. As of March 31, 2022, no amounts have been borrowed under the JPMorgan Credit Facility.

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

Cash flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods indicated:

	Nine Months Ended March 31,
	2022	2021
	(in thousands)
Cash flow data:
Net cash provided by (used in) operating activities (1)	$4,570	$(2,077)
Net cash used in investing activities	(3,333)	(4,035)
Net cash provided by financing activities	3,353	35,126
Effect of foreign currency exchange rate changes on cash and cash equivalents	160	874
Net increase in cash, cash equivalents and restricted cash	$4,750	$29,888

(1)	Includes debt-related cash interest payments of $6.0 million and $18.6 million during the nine months ended March 31, 2022 and 2021, respectively.

Operating activities

During the nine months ended March 31, 2022, net cash provided by operating activities was $4.6 million, as our operating loss of $78.1 million was reduced by $82.7 million of adjustments. These adjustments consisted of $76.4 million of non-cash charges (principally comprising stock-based compensation expense, depreciation and amortization and loss on debt extinguishment), and net cash inflow of $6.3 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $13.5 million due to our revenue growth, an increase in accounts payable and accrued liabilities of $2.1 million due to timing of payments, a decrease in prepaid expenses and other assets of $0.8 million primarily due to the timing of prepaid operating expenses and a decrease in our accounts receivable of $0.6 million due to the timing of client payments. These changes were partially offset by a decrease in other liabilities of $5.1 million primarily due to a decrease in our accrued interest as our debt under the Prior Credit Facility was repaid in full in July 2021, an increase in deferred commissions of $4.0 million due to timing of payments for sales commissions and an increase in unbilled receivables of $1.7 million due to the timing of invoicing our clients.

During the nine months ended March 31, 2021, net cash used in operating activities was $2.1 million, primarily resulting from our operating loss of $30.9 million, which was offset by $28.8 million of adjustments. These adjustments consisted of $23.0 million of non-cash charges (principally comprising stock-based compensation expense and depreciation and amortization), and net cash inflow of $5.8 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $11.8 million due to our revenue growth, a decrease in unbilled receivables of $1.8 million due to the timing of invoicing our clients, and an increase in accounts payable and accrued liabilities of $0.9 million. These changes were partially offset by an increase in our accounts receivable of $5.0 million due to an increase in our billing and timing of client payments, an increase in deferred commissions of $2.2 million, and a decrease in other liabilities of $1.8 million due to timing of payments.

Investing activities

Net cash used in investing activities consists of purchases of property and equipment and capitalized internal-use software costs.

During the nine months ended March 31, 2022, net cash used in investing activities was $3.3 million, primarily consisting of capitalized internal-use software costs.

During the nine months ended March 31, 2021, net cash used in investing activities was $4.0 million, consisting of capital expenditures of $2.4 million on property and equipment consisting largely of leasehold improvements to our facilities in Charlotte, North Carolina and capitalization of internal-use software costs of $1.6 million.

Financing activities

During the nine months ended March 31, 2022, net cash provided by financing activities was $3.4 million, primarily comprised of $292.8 million in net proceeds from our IPO completed in July 2021 and $8.1 million of proceeds from stock option exercises, partially offset by $278.0 million used for the repayment of borrowings, $10.4 million of payment for contingent consideration related to the acquisition of Repstor, $4.4 million of payments related to deferred offering costs in connection with our IPO, $3.9 million of payments related to tax withholding for vested equity awards and $0.8 million of payments related to deferred financing costs.

During the nine months ended March 31, 2021, net cash provided by financing activities was $35.1 million, primarily comprised of $29.0 million from the issuance of common stock and $14.6 million proceeds from stock option exercises, partially offset by $5.0 million for the repayment of borrowings on our revolving line of credit, $1.9 million of payments for the repurchase of common stock and $1.6 million of payments for deferred offering costs in connection with our IPO.

Other

As of March 31, 2022, we are obligated to make certain earn-out payments in connection with the acquisition of Repstor for an amount up to $16.4 million if certain performance measures are achieved. The earn-out payments are expected to be paid in the first quarter of fiscal year 2023. We also are obligated to pay $2.0 million in the second quarter of fiscal year 2023 that was held back from the purchase consideration, subject to any outstanding indemnification claims. See Note 5 for a discussion of the fair value of liabilities recorded.

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

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Gross profit	$43,663	$36,027	$124,621	$99,345
Adjusted to exclude the following (as related to cost of revenues):
Stock-based compensation	1,228	264	3,166	827
Amortization of intangible assets	1,964	1,628	5,891	5,061
Non-GAAP gross profit	$46,855	$37,919	$133,678	$105,233

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Total recurring revenues	$60,712	$48,672	$171,078	$136,174
Total cost of recurring revenues	13,490	10,826	37,007	29,981
Recurring gross profit	47,222	37,846	134,071	106,193
Adjusted to exclude the following (as related to cost of recurring revenues)
Stock-based compensation	359	66	882	188
Amortization of intangible assets	1,964	1,628	5,891	5,061
Non-GAAP recurring gross profit	$49,545	$39,540	$140,844	$111,442

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

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (loss) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Operating loss	$(28,696)	$(4,145)	$(76,626)	$(13,318)
Adjusted to exclude the following (including the portion related to total cost of revenues):
Stock-based compensation	22,827	3,398	62,295	12,729
Amortization of intangible assets	3,518	2,621	10,137	8,038
Change in fair value of contingent consideration	—	—	727	—
Acquisition-related transaction costs	125	—	206	—
Non-GAAP operating profit (loss)	$(2,226)	$1,874	$(3,261)	$7,449

Contractual Obligations and Commitments

On July 12, 2021, we repaid in full amounts outstanding under our Prior Credit Facility, consisting of $273.0 million under the term loan and $5.0 million under the revolving credit facility. Unamortized financing costs of $2.4 million were recognized as a loss on debt extinguishment during the nine months ended March 31, 2022.

The acquisition of Repstor in June 2021 included contingent consideration of up to $27.7 million payable to the former shareholders of Repstor, based on the achievement of certain performance measures. We have paid $10.7 million of this contingent consideration during the three months ended March 31, 2022. The remaining earn-out payments of up to $16.4 million are expected to be paid in the first quarter of fiscal year 2023 if the performance measures are achieved. See Note 5 to our unaudited condensed consolidated financial statements for additional information.

In December 2021, we entered into an agreement with Microsoft, pursuant to which we are committed to spend a minimum of $114.7 million on cloud services and support fees over the agreement’s seven-year term. As of March 31, 2022, we had $114.5 million remaining on the commitment.

In April 2022, the Company entered into a lease agreement to lease an office space in the U.K. for an eight-year term ending June 2030. The total commitment under this lease is approximately $9.8 million.

Indebtedness

As of June 30, 2021, we had an outstanding balance under our Prior Credit Facility of $273.0 million under a term loan and $5.0 million under the associated revolving credit facility. As noted above, this was fully repaid in July 2021, using proceeds from the IPO.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of March 31, 2022.

As of March 31, 2022, no amounts have been borrowed under the JPMorgan Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, including foreign currency exchange, credit, and inflation risks.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. Our exposure to foreign currency exchange risk relates primarily to our contingent consideration liability, accounts receivable, cash balances and other employee compensation related obligations denominated in British Pounds. If a hypothetical 10% change in the relative value of U.S. dollar to British Pound were to occur in the future, the resulting gain or loss would be immaterial on our operating results.

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three and nine months ended March 31, 2022 and 2021. Clients representing in excess of 10% of our accounts receivable balance at March 31, 2022 and June 30, 2021 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

Inflation risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Further, our clients may not buy new products or may refrain from expanding current product usage as a result of the impact of increasing costs on their spend. These matters could harm our business, results of operations, or financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 11, 2021, Navatar Group, Inc. commenced an action in the United States District Court for the Southern District of New York captioned Navatar Group, Inc. v. DealCloud, Inc., 1:21-cv-01255. In its complaint, Navatar asserts false advertising and related claims, alleging that DealCloud, Inc., a subsidiary of the Company, has disseminated false and/or misleading statements about Navatar’s financial condition, current sales and sales staff levels. Navatar claims that it has lost customers and prospective customers to DealCloud as a result of the allegedly false statements. The Company believes that the allegations are without merit and is vigorously defending the claim.

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

Russian military action against Ukraine and subsequent sanctions against Russia and Belarus have resulted in disruptions to some of our research and development resources, which could lead to interruptions in our development efforts or hamper our ability to maintain our solutions.

While initially confined to two eastern provinces and the Crimean peninsula, the conflict in Ukraine escalated significantly in February 2022 following Russia’s military action, which has caused disruption throughout Ukraine and has provoked strong reactions from countries around the world, including the imposition of financial and economic sanctions against Russia and Belarus. Prior to the escalation, a majority of our research and development had been conducted through our facilities based in Ukraine and our contractors’ facilities located in Belarus, Ukraine, and Russia. In addition to product development, our resources in the region also played a role in providing implementation services as well as support services for our solutions.

Since the onset of the active conflict in February 2022, we have transitioned and relocated, and expect to further transition and relocate most of our development and service functions and resources in the region to facilities and personnel in other geographic locations, including surrounding countries, but we cannot provide any assurance that such transition and/or relocation will be successful, efficient, or uninterrupted, which could negatively impact our research and development operations, adversely affect the timeliness of new product delivery or maintenance and upgrades to existing products and solutions, increase development and operational expenses due to increased labor rates and relocation costs, impact service delivery, or lead to periods of unavailability of our cloud solutions, any of which could harm our operations, financial conditions, sales, and growth prospects.

Any further escalation of the conflict in the region or extension of the conflict to surrounding countries, including armed conflict, cyber warfare or additional sanctions affecting the area, could lead to further instability, disrupt or delay communications with our resources there, disrupt or delay the flow of funds to support operations or render resources unavailable. Further, we cannot predict the impact of the military actions and any heightened military conflict or geopolitical instability that may follow, including additional sanctions or counter-sanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, and supply chain disruptions. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

If our solutions or third-party cloud providers experience data security breaches, and there is unauthorized access to our clients’ data, we may lose current or future clients, our reputation and business may be harmed, and we may be subject to a risk of loss or liability.

Our clients and potential clients in the professional and financial services industry typically maintain and have access to highly confidential information. If our security measures are breached or unauthorized access to client data is otherwise obtained, our solutions may be perceived as not being secure; clients, especially those in the professional and financial services industry, may reduce the use of or stop using our solutions, and we may incur significant liabilities. Our solutions involve the storage and transmission of data, in some cases to third-party cloud providers, which may include personal data, and security breaches, including at third-party cloud providers, could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, reputational damage and other liability for our company. Despite the measures that we have or may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems, and in the case of third-party cloud providers, may be outside of our control. In addition, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may create a heightened risk of cyberattacks. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to protect against or remediate security breaches. Additionally, if we are unable to adequately address our clients’ concerns about security, we will have difficulty selling our solutions.

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

We sell our solutions to clients located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;
•	unique terms and conditions in contract negotiations imposed by clients in foreign countries;
•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;
•	the need to localize our solutions for international clients;
•	lack of familiarity with and unexpected changes in foreign regulatory requirements;
•	increased exposure to fluctuations in currency exchange rates;
•	highly inflationary international economies;
•	the burdens and costs of complying with a wide variety of foreign laws and legal standards, including the General Data Protection Regulation in the European Union;
•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;
•	compliance by international staff with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;
•	import and export license requirements, tariffs, trade agreements, taxes, and other trade barriers;

•	increased financial accounting and reporting burdens and complexities;
•	weaker protection of intellectual property rights in some countries;
•	multiple and possibly overlapping tax regimes;
•	the application of the respective local laws and regulations to our business in each of the jurisdictions in which we operate and associated legal expenses;
•	government sanctions that may interfere with our ability to sell into particular countries;
•	disruption to our operations caused by epidemics or pandemics, such as COVID-19; and
•	political, social, and economic instability abroad, including Russia’s invasion of Ukraine, terrorist attacks, and security concerns in general.

Additionally, we engage through third parties a significant number of independent contractors abroad in our research and development efforts. Changes to foreign laws governing the definition or classification of such independent contractors, or judicial decisions regarding independent contractor classification could result in re-classification of such contractors as employees. Such reclassification could have an adverse effect on our business and results of operations, could require us to pay significant retroactive wages, taxes and penalties, and could force us to change our contractor business model in the foreign jurisdictions affected.

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
•

volatility, inflation, or economic downturns in the markets in which we, our clients and our partners are located caused by pandemics, including the COVID-19 pandemic, and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics; and

•

general market, political and economic conditions, including inflation, in the professional and financial services industry in particular, including any such conditions and local conditions in the markets in which any of our clients are located.

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

The aggregate offering price for the shares sold in the offering was $314.0 million. We received net proceeds of $283.0 million after deducting underwriters’ discounts and commissions and offering expenses of $31.0 million. We used $278.0 million of the net proceeds from the offering to fully repay outstanding borrowings under the Prior Credit Facility. As of March 31, 2022, we have used all of the net proceeds from the IPO for the purposes described in our final prospectus dated June 29, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 1, 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

Intapp, Inc.

Date: May 13, 2022	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Stephen Robertson
Stephen Robertson
Chief Financial Officer (Principal Financial Officer)