Form 10-K
period 2022-06-30
Intapp, Inc.
filed 2022-09-09
CIK 1565687

ate

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2021, which was the last day of the registrant's most recently completed second fiscal quarter, as reported by The NASDAQ Global Select Market on such date, was $355.4 million. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of August 26, 2022 was 62,963,488.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Item 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K incorporates by reference where indicated certain sections of the definitive proxy statement for Intapp, Inc.’s 2023 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and “Business” under Part I, Item 1, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements about:

•	our ability to continue our growth at or near historical rates;

•	our future financial performance and ability to be profitable;

•

the effect of global events, such as the COVID-19 pandemic and Russia’s invasion of Ukraine, on the U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;

•	our ability to prevent and respond to data breaches, unauthorized access to client data or other disruptions of our solutions;

•	our ability to effectively manage U.S. and global market and economic conditions, including inflationary pressures and economic and market downturns, particularly adverse to our targeted industries;

•	the length and variability of our sales cycle;

•	our ability to attract and retain customers;

•	our ability to attract and retain talent;

•	our ability to compete in highly competitive markets;

•	our ability to manage additional complexity, burdens, and volatility in connection with our international sales and operations;

•	our ability to incur indebtedness in the future and the effect of conditions in credit markets;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs; and

•	our ability to maintain, protect, and enhance our intellectual property rights.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

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

ii

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

iii

PART I

Item 1. Business.

Overview

Intapp is a leading provider of industry-specific, cloud-based software solutions for the global professional and financial services industry. We empower the world’s premier private capital, investment banking, legal, accounting, and consulting firms with the technology they need to meet rapidly changing client, investor, and regulatory requirements, deliver timely insights to the right professionals, and operate more competitively.

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

Our deep understanding of the professional and financial services industry has enabled us to develop a suite of solutions on the Intapp Platform tailored to address these challenges faced by firms. We have two brands with which we go to market:

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

We believe our solutions provide us with a competitive advantage, driven by our deep domain expertise gained over 20 years of serving professional and financial services firms. We have cultivated difficult-to-replicate, privileged access to these firms to develop thorough expertise in how they work and what they need. Clients value our scalable platform’s differentiated domain expertise, purpose-built capabilities, comprehensive end-to-end offering, data-driven AI insights, and industry brand. Our client base represents many of the world’s premier professional and financial services firms, including 96 of the Am Law 100 law firms, 7 of the Top 8 accounting firms, and over 1,250 private capital and investment banking firms.

We sell our software on a subscription basis through a direct enterprise sales model. As of June 30, 2022, we had over 2,100 clients. Our business has historically grown through a combination of expanding within our existing client base—including additional users and capabilities—and selling to new clients. We have had success in driving clients to further adoption, and currently have 41 clients with contracts greater than $1 million of annual recurring revenues (“ARR”). With our scalable, modular cloud-based platform, we believe we are well positioned to continue our growth.

Our Products and Platform

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

Industry Products and Solutions

Our solutions enable private capital, investment banking, legal, accounting, and consulting firms and their professionals to realize the benefits of modern AI and cloud-based architectures for their most critical business functions without compromising industry-specific functionality or regulatory compliance. We have two brands with which we go to market:

•

DealCloud is our deal and relationship management solution for financial services firms and deal professionals. The solution manages firms’ client relationships, prospective clients and investments, current engagements and deal processes, and operations and compliance activities, allowing investors and advisors to react faster, make better decisions, and execute the best deals. For investment banks and advisory firms, this helps enhance their coverage models, achieve greater win rates, and drive higher success fees. For investors, this helps increase origination volume, support investment selection, and drive greater returns.

•

OnePlace is our solution to manage all aspects of a professional services firm’s client and engagement lifecycle. The solution improves client strategy and targeting, business development and origination, and work delivery, increasing financial performance and regulatory compliance. Professionals make better decisions faster by leveraging more institutional knowledge from across the firm, ultimately delivering greater value for their clients.

We offer a full range of licensable solutions through these brands including:

-	CRM, deal management, experience management and relationship intelligence solutions that help firms manage all aspects of their client relationships.
-	Risk and compliance management solutions to help firms thoroughly evaluate new business, onboard clients quickly, and monitor relationships for risk throughout their business lifecycle.
-	Operational and financial management solutions, including time management and billing that provide AI-enabled software to drive efficiency and profitability.
-	Collaboration solutions that provide intelligent client-centric collaboration, seamless content governance, and innovative client experiences leveraging Microsoft 365, Teams and SharePoint.
-

Integration solutions that connect all firm data into a single platform, tailored to the needs of professional and financial services firms.  We also provide solutions that extend the value of our platform with Third Party Data that Intapp is licensed to resell from a broad number of providers.

Our Technology Platform

Our solutions are built on a single cloud platform, taking advantage of capabilities tailor-made for the unique requirements of the industries we serve. Key features include:

Modern, cloud-based architecture

Intapp’s modern cloud-based architecture is purpose-built to meet the specialized needs of the industry. Key capabilities of our cloud architecture include:

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

We leverage our deep domain expertise in professional and financial services to create and provide our clients access to pre-built industry-relevant configuration templates that are designed precisely for how these firms and their professionals operate. By mapping the user interface, data model, and workflows of our platform to firms’ unique industry and organizational requirements, we can deliver smart, personalized experiences by practice area, asset class, investment strategy, sector, industry, and geography.

Applied artificial intelligence

Industry-specific AI is embedded throughout our platform and solutions to help professional and financial services firms use their vast amounts of data to optimize critical processes and make better, faster decisions. The applications of AI span a wide range across firm operations, from strategy and business development through to risk and compliance and work execution. Examples include:

•	Automatically analyzing all past engagements by shared characteristics, to derive data-validated intelligence that can be used to improve pricing strategies and optimize staffing levels.
•	Enhancing conflicts review on matters with large number of parties, for example, bankruptcies or restructuring, to accelerate conflicts clearance and help firms open matters faster with fewer errors.
•	Capturing billable activities to find missing time and automatically fill out timesheets to reduce revenue leakage, minimize write-offs, and accelerate cash and collections.

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

•

Low-code integration platform. Intapp Integration Service is a core capability of our platform that provides cloud-native and easy-to-use, enterprise class integration to connect applications and data without requiring any code. The solution helps firms overcome data silos and easily move information between systems, including within our platform. Intapp Integration Service includes more than 100 industry-specific connectors, as well as extensive built-in workflow and automation capabilities tailored to the unique needs of professional and financial services firms.

•

Market intelligence in one place. Our platform combines proprietary and third-party market data, transforming it into institutional knowledge that gives dealmakers and other professionals a competitive advantage through better market intelligence. Professionals can run complex reports, analyze industry trends, and evaluate potential synergies in the same place where they originate new business and manage relationships. With better real-time, actionable market data, investors can source and close deals that best match their investment thesis and strategy, advisory professionals can quickly develop proprietary relationships and coverage strategies with companies that match previous transactions, and lawyers can more accurately identify white space opportunities with global clients to grow their relationships.

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

Our Clients

Intapp is a leading provider of industry-specific, cloud-based software solutions for the global professional and financial services industry. We serve the world’s premier private capital, investment banking, legal, accounting, and consulting firms. Collectively, more than 2,100 clients, including 96 of the Am Law 100 law firms, 7 of the top 8 accounting firms, and over 1,250 private capital and investment banking firms rely on Intapp solutions to help activate their collective knowledge, navigate complex relationships, and drive growth. No single client represented more than 10% of total revenues in fiscal year 2022.

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

We also have a growing partner ecosystem that includes a range of technology and implementation partners.  Together with these partners, we generate increased value for our clients and broaden our reach.  Partners range from specialized implementation or data partners up through some of the largest technology players in the world, like Microsoft and KPMG.

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

Client Services and Client Success

After a client contracts to purchase our solutions, we, either directly or together with partners, provide implementation services to assist the client in the deployment of those solutions. We utilize best practices developed over our history in implementing our solutions for each client, including providing templates and industry-relevant templates to accelerate adoption and delivering a purpose-built configuration that best suits a client’s specific needs. Implementation engagements typically range in duration from three to nine months, depending on scope.

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

Our research and development teams are primarily located in Palo Alto, California, Charlotte, North Carolina, Jersey City, New Jersey, Manchester, England and Belfast, Northern Ireland. We also utilize a substantial number of independent contractors and consultants working in research and development throughout the world. Prior to Russia’s invasion of Ukraine in February 2022, a majority of our research and development had been conducted through our facilities based in Ukraine and our contractors’ facilities located in Belarus, Ukraine, and Russia.  Beginning in March 2022, in response to Russia’s invasion of Ukraine, we have transitioned and relocated all of our development and services functions previously located in Russia and Belarus to facilities and resources outside of the conflict zone in the European Union, U.K. and Americas.

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

As of June 30, 2022, we had 946 full-time employees.

Our employees are primarily located in the United States, the United Kingdom, Europe, Australia and Singapore. We also utilize independent contractors, brokers, and consultants, including a substantial number of developers working in research and development. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we consider our relationship with our employees to be strong.

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

Further, certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. Our solutions may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our market, there is the possibility of a competitor acquiring patents or other rights that may limit our ability to update our technologies and products which may impact demand for our products. See the section titled “Risk Factors—Assertions against us, by third parties alleging infringement or other violation of their intellectual property rights, could result in significant costs and substantially harm our business and results of operations” for additional information.

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

We cannot guarantee that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop methods or devices that are not covered by our patents. Furthermore, numerous United States and foreign-issued patents and patent applications owned by third parties exist in the fields in which we are developing solutions. Because patent applications can take many years to publish, there may be applications unknown to us, which may later result in issued patents that our existing or future solutions or technologies may be alleged to infringe.

In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations in litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties or could prevent us from selling or using the solution accused of infringement, any of which could severely harm our business. See “Risk Factors –Assertions against us, by third parties alleging infringement or other violation of their intellectual property rights, could result in significant costs and substantially harm our business and results of operations.” and “–Failure to protect our intellectual property could substantially harm our business and results of operations.” for additional information.

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

Regulations

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Some of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, data protection, content, intellectual property, data collection and processing, data security, and data retention and deletion. In particular, we are subject to federal, state, and foreign laws regarding data protection and privacy. Foreign data protection and privacy laws and regulations can impose different obligations that may be more restrictive than those in the United States. Some United States federal and state and foreign laws and regulations in some cases may be enforced by private parties in addition to government entities. These laws and regulations are constantly evolving and may be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate. This may result in laws and regulations being interpreted and applied inconsistently from country to country and also inconsistently with our current policies and practices. For example, the European Union’s General Data Protection Regulation (“GDPR”) has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union. Under GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. In addition, California adopted the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, and limits how we may collect and use certain data. The impact of this law on us and others in our industry is and will remain unclear until additional regulations are issued. The effects of the CCPA are potentially far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, California approved the California Privacy Rights Act (“CPRA”), which goes into effect on January 1, 2023, and changes privacy rights under the CCPA, including with respect to business-to-business transactions. Non-compliance with these laws could result in penalties or significant legal liability. We have invested, and continue to invest, human and technology resources into our GDPR compliance efforts and our data privacy compliance efforts generally.

Seasonality

We generally experience seasonality in billings with our clients, and we typically record a higher percentage of billings in our fourth quarter than in the other quarters.

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

Our website address is www.intapp.com. Information contained on, or that can be accessed through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K or in any other report or document we file with the SEC. The Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our Proxy Statement for our annual meeting of stockholders. We make available on our website at www.intapp.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations website under the heading “Corporate Governance.”

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
•

All of our revenues are generated by sales to clients in our targeted verticals, and factors, including the downturn in U.S. and global markets and economic conditions, that adversely affect the applicable industry could also adversely affect us.

•

Russian military action against Ukraine and subsequent sanctions against Russia and Belarus has resulted in disruptions to some of our research and development resources, which could lead to interruptions in our development efforts or hamper our ability to maintain our solutions.

•

If our solutions or third-party cloud providers experience data security breaches and there is unauthorized access to our clients’ data, we may lose current or future clients, our reputation and business may be harmed, and we may be subject to a risk of loss or liability.

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

•	Failure to protect our intellectual property could substantially harm our business and results of operations.
•	If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•	Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.
•	Failure to comply with the GDPR or other data privacy regimes could subject us to liability, fines and reputational harm.
•

If the ownership of our common stock continues to be highly concentrated, it may prevent other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

•	The market price and trading volume of our common stock has been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders.
•	The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.
•	Outbreaks, epidemics, or pandemics involving public health, including COVID-19 outbreaks, could harm our business, results of operations, and financial condition.

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

We have incurred net losses of $99.7 million and $46.8 million in fiscal years 2022 and 2021, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

These expenditures may not result in additional revenues or growth of our business. Accordingly, we may not be able to generate sufficient revenues to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, the market price of our common stock could decline.

All of our revenues are generated by sales to clients in our targeted verticals, and factors, including the downturn in U.S. and global markets and economic conditions, that adversely affect the applicable industry could also adversely affect us.

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

Further, our clients in the professional and financial services industry are particularly sensitive to U.S. and global market and economic conditions. Significant economic and market downturns make it difficult for our clients and us to forecast and plan future business activities accurately. Also, the effects of climate change may disrupt our clients’ businesses, by, among other things, increasing their costs and credit risk from their customers. Adverse changes in domestic and global economic and political conditions, including those associated with the withdrawal of the United Kingdom from the European Union (“Brexit”), COVID-19 outbreaks, Russian military action against Ukraine, inflation and the adverse economic downturn, and impacts from climate change, could result in significant decreases in demand for our solutions, including the delay or cancellation of current or anticipated projects, and reduction in IT spending by our clients and potential clients, or could present difficulties in collecting accounts receivables from our clients due to their deteriorating financial condition. Our existing clients may be acquired by or merged into other entities that use our competitors’ products, or they may decide to terminate their relationships with us for other reasons. Additionally, our market verticals are also interdependent. Our clients in the professional services industry rely significantly on revenues they receive from their own clients in the financial services industry, thus a decline in one vertical can lead to a decline in the other vertical. As a result, our ability to generate revenues from our clients could be adversely affected by specific factors that affect the professional and financial services industry.

Russian military action against Ukraine and subsequent sanctions against Russia and Belarus has resulted in disruptions to some of our research and development resources, which could lead to interruptions in our development efforts or hamper our ability to maintain our solutions.

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

Since the onset of the active conflict in February 2022, we have transitioned and relocated all of our development and services functions previously located in Russia and Belarus to facilities and resources outside of the conflict zone in the European Union, U.K. and Americas. We cannot provide any assurance that such transition and/or relocation will be successful, efficient, or uninterrupted, which could negatively impact our research and development operations, adversely affect the timeliness of new product delivery or maintenance and upgrades to existing products and solutions, increase development and operational expenses due to increased labor rates and relocation costs, impact service delivery, or lead to periods of unavailability of our cloud solutions, any of which could harm our operations, financial conditions, sales, and growth prospects.

Any further escalation of the conflict in the region or extension of the conflict to surrounding countries, including armed conflict, cyber warfare or additional sanctions affecting the area, could lead to further instability, disrupt or delay communications with our resources there, disrupt or delay the flow of funds to support operations or render resources unavailable. Further, we cannot predict the impact of the military actions and any heightened military conflict or geopolitical instability that may follow, including additional sanctions or counter-sanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, and supply chain disruptions. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. We cannot provide any assurance that the conflict will not spill into neighboring countries where some of our resources have relocated and affect our development and services functions. Any such disruptions may also magnify the impact of other risks described in our Annual Report on Form 10-K.

If our solutions or third-party cloud providers experience data security breaches, and there is unauthorized access to our clients’ data, we may lose current or future clients, our reputation and business may be harmed, and we may be subject to a risk of loss or liability.

Our clients and potential clients in the professional and financial services industry typically maintain and have access to highly confidential information. If our security measures are breached or unauthorized access to client data is otherwise obtained, our solutions may be perceived as not being secure; clients, especially those in the professional and financial services industry, may reduce the use of or stop using our solutions, and we may incur significant liabilities. Our solutions involve the storage and transmission of data, in some cases to third-party cloud providers, which may include personal data, and security breaches, including at third-party cloud providers, could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations, reputational damage and other liability for our company. Despite the measures that we have or may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems, and in the case of third-party cloud providers, may be outside of our control. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to protect against or remediate security breaches. Additionally, if we are unable to adequately address our clients’ concerns about security, we may have difficulty selling our solutions. Geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may create a heightened risk of cyberattacks.

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

Our software solutions are provided on a subscription basis, with subscription terms varying from one to three years. Although most of our client subscriptions automatically renew at the end of their terms, our clients do have the opportunity to cancel their subscriptions prior to such renewals. Clients may elect not to renew their subscriptions on conclusion of the terms on relatively short notice. The loss of business from clients, including from cancellations, could seriously harm our business, results of operations and financial condition. Historical data with respect to rates of client renewals, upgrades and expansions of our solutions, may not accurately predict future trends in client renewals, upgrades and expansions of our solutions. Our clients’ renewal, upgrade and expansion rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our solutions and implementation services, the prices of our solutions, the prices of the solutions and the quality of the implementation services offered by our competitors or reductions in our clients’ spending levels due to the macroeconomic environment or other factors. If our clients do not renew their subscriptions for our solutions or renew on less favorable terms, or otherwise do not upgrade or expand their use of our solutions, our revenues may decline or grow more slowly than expected and our profitability will be harmed.

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

Furthermore, our sales cycles could be disrupted by factors outside of our control, including outbreaks, epidemics, or pandemics involving public health. We are closely monitoring COVID-19 outbreaks and the public health measures undertaken to contain the spread and its impacts on our business. We, and our clients, partners, and prospective clients, may need to implement formal restrictions on travel and may be adversely impacted by outbreaks, epidemics, or pandemics involving public health, including COVID-19 outbreaks. Widespread restrictions on travel and in-person meetings could affect and interrupt sales activity. We are unable to predict the impact that COVID-19 may have going forward on our business, results of operations, or financial position. See “Risk Factors—General Risk Factors — Outbreaks, epidemics, or pandemics involving public health, including COVID-19 outbreaks, could harm our business, results of operations, and financial condition.”

Our growth strategy is focused on continuing to develop our SaaS solutions, which may increase our costs. In addition, if we are unable to successfully grow our SaaS solutions business or navigate our growth strategy, our results of operations could be harmed.

To address demand trends in the professional and financial services industry, we have focused on and plan to continue focusing on the growth and expansion of our SaaS solutions. This growth strategy has required and will continue to require a considerable investment of technical, financial and sales resources. We have no assurance that such investments will result in an increase in revenues or that we will be able to scale such investments efficiently, or at all, to meet client demand and expectations. Our focus on our SaaS solutions business may increase certain costs in any given period, such as data center costs, and may be difficult to predict over time. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. As our business practices in this area continue to develop and evolve over time, we may be required to revise the SaaS solutions we have developed, which may increase the costs and risks associated with these offerings. Whether our product development efforts or focus on SaaS solutions will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including but not limited to, client demand, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address client requirements, tax and accounting implications and our costs.

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

While the market for SaaS solutions for the professional and financial services industry is growing, it is uncertain whether our SaaS solutions will achieve and sustain high levels of client demand and market acceptance, particularly in the professional and financial services industry. Many professional and financial services firms use on-premises software applications, including some who have invested substantial resources to integrate a variety of point solutions into their organizations to address one or more specific business needs and, therefore, may be reluctant to switch to SaaS solutions. Our success substantially depends on the adoption of cloud computing and SaaS solutions in the professional and financial services industry, which may be affected by, among other things, the widespread acceptance of cloud computing and SaaS solutions in other industries and in general. Market acceptance of our SaaS solutions may be affected by a variety of factors, including but not limited to: price, security, reliability, performance, client preference, public concerns regarding privacy and the enactment of restrictive laws or regulations. It is difficult to predict client adoption rates and demand for our SaaS solutions, the future growth rate and size of the cloud computing market or the entry of other competitive applications. If we or other providers of cloud-based computing in general, and in the professional and financial services industry in particular, experience security incidents, loss of client data, disruptions in delivery, or other problems, the market for cloud computing applications as a whole, including our SaaS solutions, may be negatively affected. If there is a reduction in demand for cloud computing caused by a lack of client acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and solutions, reductions in corporate spending or otherwise, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Our ability to increase revenues will depend, in large part, on our ability to further penetrate our existing markets and to attract new clients, as well as our ability to generate subscription renewals from existing clients and to increase sales from existing clients who do not utilize the full Intapp Platform. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, adaptation to new industry standards that our solutions address and technological changes, the ability to maintain and to develop relationships with third parties and the ability to attract, retain and effectively train sales, services, support and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solutions to become obsolete. Any new markets in which we attempt to sell our solutions, including new countries or regions, may not be receptive or sales cycles may be delayed due to outbreaks, epidemics, or pandemics involving public health, including COVID-19. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet changing consumer demands and industry standards, as well as our ability to assure that our clients will be satisfied with our existing and new solutions. If we are unable to sell our solutions into new markets or to further penetrate existing markets, or to increase sales from existing clients by selling them additional software and services, our revenues will not grow as expected, which would have a material adverse effect on our business, financial condition, and results of operations.

We compete in highly competitive markets, and if we do not compete effectively, our business, results of operations, and financial condition could be negatively impacted and cause our market share to decline.

The markets for our solutions and services are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include large solution providers that focus on one or more point solutions, legacy systems, and manual processes developed by or for our clients, new or emerging entrants seeking to develop competing technologies and well-established horizontal solution providers that provide broad solutions across multiple verticals. Specifically, we compete from time to time with large software companies such as SAP and Salesforce. The competitors we face in any sale may change depending on, among other things, the line of business, functional or regional group or department purchasing the solution, the solution being sold, the geography in which we are operating and the size of the client to which we are selling.

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

We expect to continue to grow, in part, by making targeted acquisitions. Our business strategy includes the potential acquisition of shares or assets of, or alliances with companies with software, technologies or businesses complementary to ours, both domestically and globally. For example, in fiscal year 2019, we acquired DealCloud, the CRM provider for investment and private banking, gwabbit, a CRM provider with its focus on enterprise relationship management (ERM), relationship intelligence and data quality management (DQM) for implementation services firms, and OnePlace, a leading provider of cloud-based solutions for marketing and business development teams. In fiscal year 2021, we acquired Repstor, a cloud software company that engages in the creation of Microsoft 365-based enterprise content management and team collaboration tools for the professional services industry. In fiscal year 2022, we acquired the Billstream business from Billstream LLC, which is a legal billing automation solution. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity.

In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing clients or sell acquired products to new clients. Additionally, the assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to privacy, environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings, that we expect to achieve in connection with our acquisitions, or we may not accurately anticipate the fixed and other costs associated with such acquisitions, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, and cash flows, as well as our stock price. Further, if we fail to achieve the expected synergies from our acquisitions and alliances, particularly if business performance declines or expected growth is not realized, we may experience impairment charges with respect to goodwill, intangible or other long-lived assets. Any future impairment of our goodwill or intangible or other long-lived assets could have an adverse effect on our financial condition and results of operations.

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

We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We operate globally, sell our services to more than 2,100 clients in more than 40 countries, and have employees and contractors in the United States, Europe and Asia Pacific. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Additionally, we continue to increase the breadth and scope of our Intapp Platform and our operations and continue to develop our partner network. In order to successfully manage our future growth, we will need to continue to add and retain qualified personnel across our operations, improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key industry verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and may divert management and financial resources from other projects, such as the development of new solutions, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. We may also deem it advisable in the near-term or later to downsize certain of our offices in order to reduce costs, which may cause us to incur related charges. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.

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

Although we do not currently have any outstanding indebtedness, on October 5, 2021, we entered into a credit agreement for a senior secured revolving credit facility (as amended, the “Credit Agreement”) of $100.0 million. We may incur additional indebtedness in the future, which could have significant effects on our business, including:

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

•

increasing our vulnerability to adverse changes in general economic, industry and competitive conditions, including economic or market downturns, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;

•	placing us at a competitive disadvantage compared with our competitors that have less debt; and
•

exposing us to risks inherent in interest rate fluctuations if our future borrowings are at variable rates of interest, including interest rate fluctuations due to inflation, which could result in higher interest expense in the event of increases in interest rates.

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

Our loan and security agreement provides our lender with a first-priority lien against substantially all of our assets and contains restrictive covenants which could limit our operational flexibility and otherwise adversely affect our financial condition.

Our loan and security agreement under our revolving credit facility contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of September 9, 2022, we had no outstanding loan balance under this facility.

Our failure to comply with the covenants or payment requirements, or other events specified in our loan and security agreement, could result in an event of default and our lender may accelerate our obligations under our loan and security agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness, or seek additional equity capital, which would dilute our stockholders’ interests. Our failure to comply with any covenant could result in an event of default under the agreement and the lender could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. Any of the foregoing could adversely affect our business, financial condition, or results of operations.

Failure of any of our established solutions to satisfy client demands or to maintain market acceptance would harm our business, results of operations, financial condition, and growth prospects.

We derive our revenues and cash flows from our established solutions. We expect to continue to derive a substantial portion of our revenues from these sources. As such, continued market acceptance of these solutions is critical to our growth and success. Demand for our solutions is affected by a number of factors, some of which are beyond our control, including the successful implementation of our solutions, the timing of development and release of new solutions by us and our competitors, technological advances which reduce the appeal of our solutions, changes in regulations that our clients must comply with in the jurisdictions in which they operate and the growth or contraction in the worldwide market for technological solutions for the professional and financial services industry. If we are unable to continue to meet client demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our solutions, our business, results of operations, financial condition, and growth prospects would be adversely affected.

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

If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to provide an annual management report on the effectiveness of our internal control over financial reporting. However, pursuant to an exemption available to emerging growth companies, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until we are no longer deemed an “emerging growth company” and are deemed an “accelerated filer” or “large accelerated filer”. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

We sell our solutions to clients located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•	increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;
•	unique terms and conditions in contract negotiations desired by clients in foreign countries;
•	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;
•	the need to localize our solutions and store data locally for international clients;
•	lack of familiarity with and unexpected changes in foreign regulatory requirements;
•	increased exposure to fluctuations in currency exchange rates;
•	levels of inflation in international economies;

•	the burdens and costs of complying with a wide variety of foreign laws and legal standards, including the General Data Protection Regulation in the European Union;
•	compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;
•	compliance by international staff with accounting practices generally accepted in the United States, including adherence to our accounting policies and internal controls;
•	import and export license requirements, tariffs, trade agreements, taxes, and other trade barriers;
•	increased financial accounting and reporting burdens and complexities;
•	weaker protection of intellectual property rights in some countries;
•	multiple and possibly overlapping tax regimes;
•	the application of the respective local laws and regulations to our business in each of the jurisdictions in which we operate and associated legal expenses;
•

impacts of or uncertainties regarding the United Kingdom’s exit from the EU on regulations, currencies, taxes and operations, including possible disruptions to the sale of our services or the movement of our people between the United Kingdom, EU and other locations;

•	government sanctions that may interfere with our ability to sell into particular countries;
•	disruption to our operations caused by epidemics, pandemics or outbreaks, such as COVID-19; and
•	political, social, and economic instability abroad, including Russia’s invasion of Ukraine, terrorist attacks, and security concerns in general.

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

Prior to Russian military action against Ukraine, a majority of our research and development had been conducted through our facilities based in Ukraine and our contractors’ facilities located in Belarus, Ukraine, and Russia. Since the onset of the active conflict in February 2022, we have transitioned and relocated most of our research and development to facilities outside of the conflict zone in the European Union, U.K. and Americas. In addition to product development, these resources are also key to maintaining our solutions. Any further escalation of political tensions or economic instability in these regions could disrupt or delay our research and development operations in these regions, or adversely affect the timeliness of new product delivery or maintenance and upgrades to existing products and solutions, which could harm our operations, financial conditions, sales and growth prospects. Disruptions in communications with these resources could also lead to periods of unavailability of our SaaS solutions, which could require the Company to provide credits or refunds to clients or lead to client cancellations.

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

Data protection and privacy legislation, enforcement and policy activity are rapidly expanding in the United States and around the world and creating a complex compliance environment and the potential for high profile negative publicity in the event of any noncompliance or data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process and store personal data across our business. For example, Regulation (EU) 2016/679 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data (GDPR) is a comprehensive update to the data protection regime in the European Economic Area that became effective on May 25, 2018. The GDPR imposes requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, rights which may be exercised by individuals, the security and confidentiality of personal data, and notifications in the event of data breaches and use of third-party processors. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of the worldwide revenues or 20 million Euros, whichever is greater. While we continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful in conforming to permitted means of transferring personal data from the European Economic Area or other jurisdictions. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such clients may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessary requirement. Uncertainty about compliance with the GDPR and EU data protection laws remains, with the possibilities that data protection authorities located in different EU Member States may interpret GDPR differently, or requirements of national laws may vary between the EU Member States, or guidance on GDPR and compliance practices may be often updated or otherwise revised. Any of these events will increase the complexity and costs of processing personal data in the European Economic Area or concerning individuals located in the European Economic Area.

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

In addition, the CCPA which went into effect on January 1, 2020, imposes requirements relating to how companies may collect, use and process personal information relating to California residents. The CCPA establishes a privacy framework for covered businesses such as ours by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for California residents and creating a new and potentially severe statutory damages framework for violations of the CCPA, as well as potentially severe statutory damages and private a right of action against businesses that suffer a data security breach due to their violation of a duty to implement reasonable security procedures and practices. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, in November 2020, California voters adopted the California Privacy Rights Act (“CPRA”), which goes into effect January 1, 2023, and enhances and strengthens regulatory requirements and individual protections that currently exist under the CCPA. The uncertainty and changes in the requirements of California and other jurisdictions, including potential federal legislation regarding data privacy that may impose requirements and potentially preempt state data privacy rules, may increase the cost of compliance, restrict our ability to offer services in certain locations or subject us to sanctions by national, regional, state, local and international data protection regulators, all of which could harm our business, results of operations or financial condition.

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

We compete with a number of software and other technology companies to attract and retain software developers with specialized experience in designing, developing, and managing our solutions, including our cloud-based software, as well as for skilled developers, engineers and information technology and operations professionals who can successfully implement and deliver our solutions. Additionally, we believe that our future growth will depend on the development of our go-to-market strategy and the continued recruiting, retention, and training of our sales teams, including their ability to obtain new clients and to manage our existing client base. Our ability to expand geographically depends, in large part, on our ability to attract, retain and integrate managers to lead the local business and employees with the appropriate skills. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. Many of the companies with which we compete for experienced personnel have greater resources than we have. We may incur significant costs to attract, train and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them. Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. If we are unable to attract, integrate and retain qualified personnel, or if there are delays in hiring required personnel, including delays due to geopolitical instability or outbreaks, epidemics, or pandemics involving public health, including COVID-19, or adjustments to U.S. immigration policy related to skilled foreign workers, our business, results of operations, and financial condition may be materially adversely affected.

Any disruption of our Internet connections, including to any third-party cloud providers that host any of our websites or web-based services, could affect the success of our SaaS solutions.

Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our website and our SaaS solutions could result in reduced user traffic, reduced revenues and potential breaches of our subscription arrangements. Continued growth in Internet usage, as well as Internet outages, delays and other difficulties due to system failures unrelated to our solutions could cause a decrease in the quality of Internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the worldwide Internet network infrastructure. If these outages, delays or service disruptions frequently occur in the future, usage of our web-based services could grow more slowly than anticipated or decline and we may lose revenues and clients.

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

We collect sales and similar value-added taxes as part of our client agreements in a number of jurisdictions. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. If we believe that we should have been or should be collecting additional sales, use, or other taxes on our solutions, we voluntarily engage with appropriate tax authorities, and such engagement has led and may lead to our participation in voluntary disclosure agreements. Additionally, we are currently, and may in the future be, under audit by one or more state or local tax authorities with regard to sales tax and other indirect tax matters. Our voluntary participation in agreements with states, countries, or other jurisdictions, or successful assertions by states, countries, or other jurisdictions that we should have been or should be collecting additional sales, use, or other taxes on our solutions could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage clients from purchasing our solutions, or otherwise harm our business, results of operations, and financial condition.

Risks Related to Our Organizational Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of August 26, 2022, Anderson Investments Pte Ltd. and its affiliates (collectively, “Anderson”) beneficially own approximately 35% of our common stock and Great Hill Equity Partners IV, L.P. and its affiliates (collectively, “Great Hill”) beneficially own approximately 29% of our common stock. As a result, Anderson and Great Hill exercise significant influence over all matters requiring a stockholder vote, including: the election of directors; mergers, and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Anderson and Great Hill may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Anderson and Great Hill may each seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

The Company has not been governed by Section 203 of the Delaware General Corporation Law, as amended (the “DGCL”), and we will only become subject to Section 203 of the DGCL, immediately following the time at which both of the following conditions exist: (i) Section 203 of the DGCL by its terms would, but for the provisions of our amended and restated certificate of incorporation, apply to the Company; and (ii) neither Great Hill nor Anderson owns (as defined in Section 203 of the DGCL) shares of capital stock of the Company representing at least fifteen percent (15%) of the voting power of all the then outstanding shares of capital stock of the Company. Section 203 of the DGCL prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of two-thirds of all of our outstanding common stock not held by such interested stockholder.

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

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock has been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that have or could in the future negatively affect our share price or result in fluctuations in the price or trading volume of our common stock, many of which are beyond our control, include:

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

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;
•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;
•	additions to, or departures of, key management personnel and our ability to attract, train, integrate and retain highly skilled employees;
•	any increased indebtedness we may incur in the future;
•	announcements and public filings by us or others and developments affecting us;
•	actions by institutional stockholders;
•	litigation and governmental investigations;
•	operating and stock performance of other companies that investors deem comparable to us (and changes in their market valuations) and overall performance of the equity markets;
•	speculation or reports by the press or investment community with respect to us or our industry in general;
•	increases in market interest rates, including due to impacts from inflation, that may lead purchasers of our shares to demand a higher yield;
•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments;
•	announcements or actions taken by Anderson or Great Hill as our principal stockholders;
•	sales of substantial amounts of our common stock by Anderson, Great Hill or other significant stockholders or our insiders, or the expectation that such sales might occur;
•

volatility, inflation, or economic downturns in the markets in which we, our clients and our partners are located caused by outbreaks, epidemics, or pandemics involving public health, including COVID-19 outbreaks, and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics;

•	geopolitical tensions or conflicts in locations in which we, our clients and our partners are located, including Russian military action against Ukraine and any further escalation of such conflict;
•	general volatility in the prices of stock traded on the Nasdaq Global Select Market and other equity markets; and
•

general market, political and economic conditions, including inflation, in the professional and financial services industry in particular, including any such conditions and local conditions in the markets in which any of our clients are located.

The stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

As of August 26, 2022, there were 62,963,488 shares of common stock outstanding. Approximately 35% of our outstanding common stock is held by Anderson and approximately 29% of our outstanding common stock is held by Great Hill and can be resold into the public markets in the future in accordance with the requirements of Rule 144. The sale by Anderson or Great Hill of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

The market price of our common stock may decline significantly if our existing stockholders were to sell substantial amounts of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans or otherwise will dilute all other stockholdings.

As of August 26, 2022, we had an aggregate of 611,711,268 shares of common stock authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by all of our stockholders.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and may remain an emerging growth company for up to five years following our IPO. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Annual Report on Form 10-K, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

We have never paid cash dividends on our common stock and have no plans to pay regular dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory, and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Additionally, our revolving credit facility agreements limit the ability of certain of our subsidiaries to pay dividends. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends. Until such time that we pay a dividend, our investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

General Risk Factors

Outbreaks, epidemics, or pandemics involving public health, including COVID-19 outbreaks, could harm our business, results of operations, and financial condition.

Outbreaks, epidemics or pandemics involving public health, could materially and adversely impact our business. The outbreak and certain intensified preventative or protective public health measures undertaken by governments, businesses, and individuals to contain the spread of COVID-19, including orders to shelter-in-place and restrictions on travel and permitted business operations, have, and may continue to, result in global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility.

As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, an adverse impact on our business. The conditions caused by the pandemic have adversely affected our business in the past, and the pandemic or other outbreaks, epidemics, or pandemics involving public health, may in the future adversely affect, among other things, demand, spending by new clients, renewal and retention rates of existing clients, the length of our sales cycles, the value and duration of subscriptions, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations and financial condition. Outbreaks, epidemics, or pandemics involving public health, including COVID-19 outbreaks, may result in our restriction or suspension of international and/or domestic travel and limit our in-person marketing activities. Such outbreaks, epidemics, or pandemics may also present operational challenges as our workforce, including our technical support team, and clients may need to generally work remotely. We depend on key officers and employees; should any of them become ill and unable to work, it could impact our productivity and business continuity. Additionally, we may incur increased costs in the future if we need to implement additional measures to ensure their safety and as they attend in person marketing events and travel.

Our clients have similarly been impacted by COVID-19 outbreaks. Epidemics, or pandemics involving public health, including COVID-19 outbreaks, may cause certain clients to fail to renew subscriptions, request to renegotiate current contracts, reduce their usage, and/or fail to expand their usage of our solutions within their organizations. Because we recognize revenues over the term of the agreements for our SaaS solutions, any downturn in our business resulting from the such outbreaks, epidemics, or pandemics involving public health, including COVID-19 outbreaks, may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance. Further, our sales cycles could increase, resulting in a slower growth of new sales. Certain of our competitors may also be better equipped to weather the impact of such outbreaks, epidemics, or pandemics involving public health, including COVID-19 outbreaks both domestically and abroad and better able to address changes in client demand.

To the extent outbreaks, epidemics, or pandemics involving public health, including COVID-19 outbreaks, may adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, and have other adverse effects on our operations that we are not currently able to predict. For example, we have, and may continue to delay or limit our internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing our strategic priorities or executing opportunistic corporate development transactions. The extent, length and consequences of COVID-19 outbreaks on our business are uncertain and impossible to predict, but could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects and could cause significant volatility in the trading prices of our common stock.

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

We have incurred and may continue to incur increased costs and demand upon management as a result of operating as a public company and complying with the laws and regulations affecting public companies, which could adversely affect our business, financial condition, and results of operations.

As a public company, and particularly after we are no longer an “emerging growth company,” we will continue to incur significant legal, accounting, and other expenses, including costs resulting from public company reporting obligations under the Exchange Act, and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will continue to hire additional accounting, finance, legal and other personnel with appropriate public company experience and technical accounting knowledge, and our management and other personnel will continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company made it more expensive for us to obtain director and officer liability insurance and may make it more difficult and more expensive to obtain such insurance in the future, which could make it more difficult for us to attract and retain qualified members of our board of directors.

We expect to incur significant expenses and devote substantial management effort in the future toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, once applicable. We may in the future, identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We have nine offices globally, all in leased or managed premises. Our corporate headquarters is located in Palo Alto, California, and consists of approximately 26,000 square feet of space pursuant to an agreement that expires in August 2023. In addition to our head office, we also maintain eight offices in multiple locations in the United States and internationally in the United Kingdom, Singapore and Ukraine. Our lease renewal dates range from 2022 to 2030.

We are evaluating our real estate strategy as it relates to the impact of the COVID-19 pandemic and changing needs of a hybrid workforce. We continually assess our facilities requirements in light of the needs of a hybrid workforce and may make changes to our facilities as necessary, which might include adding new facilities as we add employees and enter new geographic markets or reducing our space in certain locations. We believe that suitable additional or alternative space will be available as needed to accommodate any such changes.

Item 3. Legal Proceedings.

The information contained in Note 8. “Commitments and Contingencies—Litigation” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference. From time to time we may become involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Additionally, we may from time to time receive letters from third parties alleging patent infringement, violation of employment practices, or trademark infringement, and we may in the future participate in litigation to defend ourselves. We cannot predict the results of any such disputes, and regardless of the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “INTA” and began trading on June 30, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of August 26, 2022, there were 18 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. Our ability to pay cash dividends on our capital stock is limited by our Credit Agreement.

Recent Sales of Unregistered Securities

None

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

The aggregate offering price for the shares sold in the offering was $314.0 million. We received net proceeds of $283.0 million after deducting underwriters’ discounts and commissions and offering expenses of $31.0 million. We used $278.0 million of the net proceeds from the offering to fully repay outstanding borrowings under a term loan and an associated revolving credit facility (together, the “Prior Credit Facility”). As of June 30, 2022, we have used all of the net proceeds from the IPO for the purposes described in the prospectus relating to our initial public offering.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Exchange Act or the Securities Act.

The following graph shows a comparison of the cumulative total return for our common stock to the Nasdaq Composite - Total Return Index and S&P Software & Services Select Industry Index for the fiscal year ended June 30, 2022, assuming an initial investment of $100. Such comparisons are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

Comparison of Cumulative Total Return

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

Overview

Intapp is a leading provider of industry-specific, cloud-based software solutions for the global professional and financial services industry. We empower the world’s premier private capital, investment banking, legal, accounting, and consulting firms with the technology they need to meet rapidly changing client, investor, and regulatory requirements, deliver the right insights to the right professionals, and operate more competitively.

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

Our total revenues for fiscal years 2022, 2021 and 2020 were $272.1 million, $214.6 million and $186.9 million, respectively. Net losses attributable to us for fiscal years 2022, 2021 and 2020 were $99.7 million, $46.8 million and $45.9 million, respectively.

Key Factors Affecting Our Performance

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We have averaged a net revenue retention rate of more than 114% and 110% in fiscal years 2022 and 2021, respectively, due to a steady increase in ARR from upsell and cross-sell motions. However, if our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

Continued Investment in Innovation and Growth. We have made substantial investments in research and development and sales and marketing to achieve a leadership position in our market and grow our revenues and client base. We intend to continue to invest in research and development to build new capabilities and maintain the core technology underpinning our differentiated platform. In addition, we expect to invest in sales and marketing to broaden our reach with new clients in the United States and abroad and deepen our penetration with existing clients. With our revenue growth objectives, we expect to continue to make such investments for the foreseeable future. We are continuing to gradually increase our general and administrative spending to support our growing operational needs.

We have a track record of successfully identifying and integrating complementary businesses within the professional and financial services industry. To complement our organic investment in innovation and accelerate our growth, we will continue to evaluate acquisition opportunities that help us extend our platform, broaden and deepen our market leadership, and add new clients.

COVID-19 Expenses. In March 2020, in response to the COVID-19 pandemic to ensure the safety of our employees, we implemented a global work from home policy and suspended international and domestic travel. We began easing these restrictions as we entered fiscal year 2022, including by re-opening offices and resuming some essential business travel and in-person marketing events. As a result, we have seen an increase in travel-related and marketing expenses. In March 2022, we announced a broad return to office on a voluntary basis and in the long term, we expect to adopt a hybrid work model to allow flexibility for our employees. We continue to closely monitor the status of COVID-19 cases in the community to ensure the health and safety of our employees and clients and may reinstate travel and meeting restrictions from time to time in response to future COVID surges.

Business Impact of Russia’s Invasion of Ukraine. In March 2022, in response to Russia’s invasion of Ukraine, we implemented contingency plans to ensure the safety of personnel and continuity of our contract research and development activity located in Ukraine, Russia and Belarus, including relocation of certain resources to other geographic locations and transitioning work previously performed by such teams to other teams outside of the conflict zone in the European Union, U.K. and Americas. We have officially ended all work performed by our contract resources in Russia and Belarus. As a result, we expect a minor increase in research and development expenses due to increased labor rates pertaining to contract resources and relocation costs in connection with such resources, from Ukraine, Russia, and Belarus, to other jurisdictions and backfilling positions in other jurisdictions for those not willing or able to relocate. Any such increase is expected to be offset in part by cost reductions in future discretionary spending.

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

ARR was $270.5 million and $212.3 million as of June 30, 2022 and 2021, respectively, an increase of 27%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $162.9 million and $109.7 million as of June 30, 2022 and 2021, an increase of 48%, and represented 60% and 52% of ARR for fiscal years 2022 and 2021, respectively.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of June 30, 2022, we had over 2,100 clients.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of June 30, 2022 and 2021, we had 506 and 420 clients, respectively, with contracts greater than $100,000 of ARR, of which 41 and 31 clients, respectively, had contracts greater than $1.0 million of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 87%, 89% and 87% of our total revenues during fiscal years 2022, 2021 and 2020, respectively.

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

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead costs for facilities and IT) and accounted for 13%, 11% and 13% of our total revenues during fiscal years 2022, 2021 and 2020, respectively.

Cost of Revenues

Our cost of revenues consists primarily of expenses related to providing SaaS subscription, support and professional services to our clients, including personnel costs (salaries, bonuses, benefits and stock-based compensation) and related expenses for client support and services personnel, as well as cloud infrastructure costs, third-party expenses, amortization of capitalized internal-use software costs and acquired intangible assets, and allocated overhead costs. We do not have any cost of revenues related to our subscription licenses. We expect our cost of revenues to increase in absolute dollars as we expand our SaaS client base over time as this will result in increased cloud infrastructure costs and increased costs for additional personnel to provide technical support services to our growing client base.

Cost of SaaS and Support

Our cost of SaaS and support revenues comprises the direct costs to deliver and support our products, including salaries, bonuses, benefits, stock-based compensation, as well as allocated overhead costs for facilities and IT, third-party hosting fees related to cloud services, amortization of capitalized internal-use software development costs and amortization of acquired intangible assets.

Cost of Professional Services

Our cost of professional services revenues comprises the personnel-related costs for our professional services employees and contractors responsible for delivering implementation, upgrade and migration services to our clients. This includes salaries, bonuses, benefits, stock-based compensation, and allocated overhead costs for facilities and IT. We expect the cost of professional services revenues to increase in absolute dollars as we continue to hire personnel to provide implementation, upgrade and migration services to our growing client base.

Operating Expenses

Research and Development

Our research and development expenses consist primarily of personnel-related costs for engineering and product development employees, costs of third-party services, and allocations of various overhead, cloud hosting costs and facilities costs. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions. As noted above, we also expect a minor increase in research and development expenses in connection with the relocation of contract resources primarily from Russia and Belarus to other geographic locations and transitioning work previously performed by such teams to other teams outside of the conflict zone in the European Union, U.K. and Americas.

Sales and Marketing

Our sales and marketing expenses consist primarily of costs incurred for personnel-related costs for our sales and marketing employees as well as commission payments to our sales employees, costs of marketing events and online advertising, allocations of various overhead and facilities costs and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefit. In the medium-term, we expect to see an increase in sales and marketing expense as we continue to expand our direct sales force to take advantage of opportunities for growth and resume in-person meetings, conferences, and attendance at trade shows as the COVID-19 pandemic wanes.

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

Interest Expense

Interest expense consists primarily of the interest on our debt, which was repaid in full in July 2021, and the amortization of deferred financing costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of realized and unrealized foreign exchange gains and losses resulting from fluctuations in foreign currency exchange rates on monetary assets and liabilities denominated in currencies other than the U.S. dollar.

Income Tax Benefit (Expense)

Our income tax benefit (expense) consists of an estimate of federal, state, and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total dollar terms and as a percentage of total revenues (percentages may not add up due to rounding):

	Year Ended June 30,
	2022		2021		2020
	(in thousands, except for percentages)
Revenues:
SaaS and support	$192,980	71%	$144,075	67%	$114,125	61%
Subscription license	44,202	16	45,963	21	48,427	26
Total recurring revenues	237,182	87	190,038	89	162,552	87
Professional services	34,889	13	24,595	11	24,300	13
Total revenues	272,071	100	214,633	100	186,852	100
Cost of revenues (1):
SaaS and support	51,177	19	40,644	19	37,677	20
Total cost of recurring revenues	51,177	19	40,644	19	37,677	20
Professional services	47,906	18	33,730	16	32,847	18
Restructuring	—	—	—	—	765	—
Total cost of revenues	99,083	36	74,374	35	71,289	38
Gross profit	172,988	64	140,259	65	115,563	62
Operating expenses (1):
Research and development	74,412	27	50,853	24	42,090	23
Sales and marketing	111,905	41	69,948	33	58,898	32
General and administrative (2)	86,127	32	42,418	20	28,491	15
Restructuring	—	—	—	—	2,894	2
Total operating expenses	272,444	100	163,219	76	132,373	71
Operating loss	(99,456)	(37)	(22,960)	(11)	(16,810)	(9)
Loss on debt extinguishment	(2,407)	(1)	—	—	—	—
Interest expense	(274)	—	(24,608)	(11)	(27,856)	(15)
Other income (expense), net	(976)	—	1,276	1	(896)	—
Net loss before income taxes	(103,113)	(38)	(46,292)	(22)	(45,562)	(24)
Income tax benefit (expense)	3,435	1	(472)	—	(353)	—
Net loss	$(99,678)	(37)%	$(46,764)	(22)%	$(45,915)	(25)%
___________________
(1) Amounts include stock-based compensation expense as follows:
	Year Ended June 30,
	2022		2021		2020
Cost of SaaS and support	$1,258	1%	$250	—%	$203	—%
Cost of professional services	3,029	1	878	1	439	—
Research and development	17,166	6	4,054	2	1,145	1
Sales and marketing	25,428	9	6,791	3	1,037	—
General and administrative	30,633	11	6,593	3	1,315	1
Total stock-based compensation expense	$77,514	28%	$18,566	9%	$4,139	2%

(2)	Includes acquisition-related transaction costs of $1.9 million and $1.6 million for fiscal years 2022 and 2021, respectively.

Comparison of the Fiscal Years Ended June 30, 2022 and 2021

Revenues

	Year Ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$192,980	$144,075	$48,905	34%
Subscription license	44,202	45,963	(1,761)	(4)%
Total recurring revenues	237,182	190,038	47,144	25%
Professional services	34,889	24,595	10,294	42%
Total revenues	$272,071	$214,633	$57,438	27%

Recurring Revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $47.1 million, or 25%, compared to the prior year.

Our SaaS and support revenues grew $48.9 million, or 34%, in fiscal year 2022 compared to fiscal year 2021, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues decreased $1.8 million, or 4%, in fiscal year 2022 compared to fiscal year 2021. This reflects our continued emphasis on selling new subscriptions as SaaS and migrating our existing on-premise clients to our SaaS solutions.

Professional Services

Professional services revenues increased by $10.3 million, or 42%, for fiscal year 2022 compared to fiscal year 2021. This reflects a continuation in demand for implementation, upgrade and migration services, which were adversely impacted by COVID-19 during fiscal year 2021.

Cost of Revenues and Gross Profit

	Year Ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$51,177	$40,644	$10,533	26%
Total cost of recurring revenues	51,177	40,644	10,533	26%
Professional services	47,906	33,730	14,176	42%
Total cost of revenues	99,083	74,374	24,709	33%

Gross profit:
SaaS and support	141,803	103,431	38,372	37%
Subscription license	44,202	45,963	(1,761)	(4)%
Total gross profit - recurring revenues	186,005	149,394	36,611	25%
Professional services	(13,017)	(9,135)	(3,882)	42%
Gross profit	$172,988	$140,259	$32,729	23%

Cost of SaaS and Support

Cost of SaaS and support revenues increased by $10.5 million, or 26%, for fiscal year 2022 compared to fiscal year 2021. The increase can be attributed primarily to increases in personnel-related costs of $4.5 million mainly due to annual pay raises and headcount increases, amortization expense of $2.4 million relating to capitalized software development costs and intangible assets, royalty expense of $1.5 million relating to third-party products, allocated overhead costs of $1.1 million and hosting costs of $0.9 million to support our growth as we scale our business.

Cost of Professional Services

Cost of professional services revenues increased by $14.2 million, or 42%, for fiscal year 2022 compared to fiscal year 2021, primarily due to an increase in personnel-related costs by $8.2 million due to annual raises and increased headcount, subcontractor costs of $3.6 million, and other allocated overhead costs of $2.4 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross Profit

Gross profit increased by $32.7 million, or 23%, primarily driven by the growth in SaaS and support revenues, which was partially offset by increases in professional services costs as we invested in headcount to support our implementation, upgrade and migration services, and royalty expenses incurred on sales of third-party products.

Operating Expenses

	Year Ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$74,412	$50,853	$23,559	46%
Sales and marketing	111,905	69,948	41,957	60%
General and administrative	86,127	42,418	43,709	103%
Total operating expenses	$272,444	$163,219	$109,225	67%

Research and Development

Research and development expenses increased by $23.6 million, or 46%, for fiscal year 2022 compared to fiscal year 2021. Stock-based compensation expense increased by $13.1 million, primarily due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $5.4 million primarily due to increased headcount and salary raises, and relocation costs for subcontractors in Ukraine, Russia, and Belarus to other locations. Contractor costs increased by $2.9 million due to incremental development activities related to our cloud offerings. Cloud hosting costs increased by $1.5 million due to increased usage in support of development activities. Allocated overhead costs increased by $0.7 million due to increased facility costs and headcount.

Sales and Marketing

Sales and marketing expenses increased by $42.0 million, or 60%, for fiscal year 2022 compared to fiscal year 2021. Stock-based compensation expense increased by $18.6 million, primarily due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $15.1 million due to increased headcount, salary raises, and higher sales commissions driven by increased sales. Marketing expenses increased by $5.9 million due to marketing research, company events and a modest return to in-person activities resulting from the easing of Covid-19-related restrictions on travel and our IPO. Allocated overhead costs increased by $1.3 million due to increased headcount and overall costs to support the growth in our business. Amortization expense relating to intangible assets increased by $1.1 million.

General and Administrative

General and administrative expense increased by $43.7 million, or 103%, for fiscal year 2022 compared to fiscal year 2021. The increase was primarily driven by personnel-related costs associated with being a public company. Stock-based compensation expense increased by $24.0 million mainly due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $8.5 million, primarily due to increased headcount and salary raises. Third-party professional fees increased by $8.6 million and insurance expense increased by $5.6 million, in each case largely due to the costs associated with being a public company. Facility and software license costs increased by $1.8 million driven by higher headcount and the impact of a one-time rent credit which was received in the prior year. These increases were partially offset by an increase of $4.8 million in costs allocated to other functions due to proportionate increases in headcount within other functions.

Loss on Debt Extinguishment

	Year Ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Loss on debt extinguishment	$(2,407)	$—	$(2,407)	*

*Not meaningful

Loss on debt extinguishment of $2.4 million during fiscal year 2022 related to the write-off of unamortized deferred financing costs upon the full repayment of our debt under the Prior Credit Facility in July 2021.

Interest Expense

	Year Ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Interest expense	$(274)	$(24,608)	$24,334	(99)%

Interest expense decreased by $24.3 million in fiscal year 2022 compared to fiscal year 2021. The decrease was mainly due to the full repayment of our debt under the Prior Credit Facility in July 2021.

Other Income (Expense), Net

	Year Ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Other income (expense), net	$(976)	$1,276	$(2,252)	(176)%

The change in other income (expense), net, was primarily due to the impact of fluctuations in foreign currency rates on our monetary asset and liability balances denominated in currencies other than the U.S. Dollar, primarily British Pounds. We had foreign exchange losses on our net monetary asset position as a result of the British Pound weakening against the U.S. Dollar during fiscal year 2022 compared to foreign exchange gains in fiscal year 2021.

Income Tax Benefit (Expense)

	Year Ended June 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$3,435	$(472)	$3,907	(828)%

Income tax benefit was $3.4 million for fiscal year 2022 compared to an income tax expense of $0.5 million recorded during fiscal year 2021. The change in our income tax benefit (expense) was primarily due to a reduction in deferred tax liability in a foreign subsidiary in fiscal year 2022. The income tax benefit (expense) for fiscal years 2022 and 2021 are primarily attributable to taxes in a number of foreign jurisdictions.

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

Cost of Revenues and Gross Profit

	Year Ended June 30,		Change
	2021	2020	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$40,644	$37,677	$2,967	8%
Total cost of recurring revenues	40,644	37,677	2,967	8%
Professional services	33,730	32,847	883	3%
Restructuring	—	765	(765)	n/a
Total cost of revenues	74,374	71,289	3,085	4%

Gross profit:
SaaS and support	103,431	76,448	26,983	35%
Subscription license	45,963	48,427	(2,464)	(5)%
Total gross profit - recurring revenues	149,394	124,875	24,519	20%
Professional services	(9,135)	(9,312)	177	(2)%
Gross profit	$140,259	$115,563	$24,696	21%

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

Research and Development

Research and development expenses increased by $8.8 million, or 21%, for fiscal year 2021 compared to fiscal year 2020, primarily due to headcount-related costs as we continued to invest in the development of our future product offerings. Of this amount, $5.9 million was attributable to a combination of increased headcount, the impact of annual pay raises and an increase in accrued bonus, and $1.0 million was attributable to contract labor costs. Stock-based compensation expense increased by $2.9 million due to an increase in option grants made in fiscal year 2021 combined with an increase in the fair value of the common stock underlying such grants. These increases were partially offset by a decrease in travel related costs of $0.9 million due to COVID-19 related restrictions.

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

General and Administrative

General and administrative expenses increased by $13.9 million, or 49%, for fiscal year 2021 compared to fiscal year 2020. The increase was primarily driven by personnel expenses and costs associated with our preparations to go public. Stock-based compensation expense increased by $5.3 million due to an increase in option grants made in fiscal year 2021 combined with an increase in the fair value of the common stock underlying such grants. Personnel expenses increased by $2.8 million, primarily due to an increased bonus accrual in fiscal year 2021. We also incurred increased expenditures for consultants and professional services of $6.1 million. These increases were partially offset by a $1.4 million decrease in travel and entertainment and company event related expenses resulting from the suspension of business travel and in-person company events due to COVID-19.

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

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $54.3 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than the other quarters.

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

We expect that operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash, cash equivalents and restricted cash as of June 30, 2022, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of June 30, 2022, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 9 to our consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods indicated (in thousands):

	Year Ended June 30,
	2022	2021	2020
Net cash provided by (used in) operating activities (1)	$14,236	$(9,749)	$(1,410)
Net cash used in investing activities	(7,287)	(25,604)	(5,134)
Net cash provided by financing activities	6,647	32,404	27,246
Effect of foreign currency exchange rate changes on cash and cash equivalents	(748)	1,253	(161)
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,848	$(1,696)	$20,541

(1)	Includes debt-related cash interest payments of $6.0 million, $24.1 million and $22.1 million during fiscal years 2022, 2021 and 2020, respectively.

Operating Activities

During fiscal year 2022, net cash provided by operating activities was $14.2 million, as our operating loss of $99.7 million was reduced by $113.9 million of adjustments. These adjustments consisted of $90.1 million of non-cash charges (principally comprising stock-based compensation expense and depreciation and amortization) and net cash inflow of $23.8 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $35.3 million due to our revenue growth, an increase in accounts payable and accrued liabilities of $15.6 million due to an increase in accrued bonuses and timing of payments, and a decrease of $1.3 million in unbilled receivables. These changes were partially offset by an increase in accounts receivable of $18.2 million due to growth in our revenues and the timing of collections from our clients, an increase in deferred commissions of $8.0 million consistent with our revenue growth and a decrease in other liabilities of $3.1 million, primarily due to a decrease in our accrued interest as our debt under the Prior Credit Facility was repaid in full in July 2021.

During fiscal year 2021, net cash used in operating activities was $9.7 million, primarily resulting from our operating loss of $46.8 million, which was offset by $37.1 million of adjustments. These adjustments consisted of $32.6 million of non-cash charges (principally comprising stock-based compensation expense and depreciation and amortization), and net cash inflow of $4.5 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in accounts payable and  accrued liabilities of $10.7 million due to an increase in accrued bonuses and timing of payments, and an increase in deferred revenues of $28.8 million consistent with our revenue growth. These changes were partially offset by an increase in accounts and other receivable of $26.0 million due to the timing of billing and collections on our outstanding receivables, an increase in prepaid expenses of $4.7 million and an increase in deferred commissions of $3.9 million consistent with our revenue growth.

During fiscal year 2020, net cash used in operating activities was $1.4 million, primarily resulting from our operating loss of $45.9 million, which was offset by $44.5 million of adjustments. These adjustments consisted of $17.8 million of non-cash charges (principally comprising depreciation and amortization and stock-based compensation expense), and net cash inflow of $26.7 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts and other receivable of $7.7 million as we increased collections on our outstanding receivables, an increase in deferred revenues of $18.0 million consistent with our revenue growth and an increase in other liabilities of $9.0 million which primarily related to accrued interest on our debt and deferred rent. These changes were partially offset by an increase in unbilled revenues of $3.8 million and deferred commissions of $3.4 million consistent with our revenue growth and a decrease in accounts payable and accrued liabilities of $1.3 million due to timing of payments.

Investing Activities

Net cash used in investing activities consists of business acquisitions, purchases of property and equipment, leasehold improvements, and capitalization of internal-use software costs.

During fiscal year 2022, net cash used in investing activities was $7.3 million, consisting of $2.5 million of cash consideration paid for our acquisition of Billstream, capitalized internal-use software costs of $4.2 million and capital expenditures of $0.6 million.

During fiscal year 2021, net cash used in investing activities was $25.6 million, consisting of $20.6 million of cash consideration (net of cash acquired) paid for our acquisition of Repstor, Limited (“Repstor”), capitalized internal-use software costs of $2.5 million and capital expenditures of $2.5 million on property and equipment consisting largely of leasehold improvements to our facilities in Charlotte, North Carolina.

During fiscal year 2020, net cash used in investing activities was $5.1 million, consisting of capitalized internal-use software costs of $2.5 million and capital expenditures of $2.6 million on property and equipment.

Financing Activities

During fiscal year 2022, net cash provided by financing activities was $6.6 million, primarily comprised of $292.8 million in net proceeds from our IPO completed in July 2021, $10.2 million of proceeds from stock option exercises and $1.2 million of proceeds from employee stock purchase plan, partially offset by $278.0 million used for the repayment of borrowings, $10.4 million of payment for contingent consideration related to the acquisition of Repstor, $4.4 million of payments related to deferred offering costs in connection with our IPO, $3.9 million of payments related to tax withholding for vested equity awards and $0.8 million of payments related to deferred financing costs in connection with our JPMorgan Credit Facility.

During fiscal year 2021, net cash provided by financing activities was $32.4 million, primarily comprised of $29.0 million from the issuance of common stock and $15.7 million proceeds from option exercises, partially offset by $5.4 million of payments related to offering costs in connection with our IPO, $5.0 million for the repayment of borrowings on our revolving line of credit and $1.9 million of payments for the repurchase of common stock.

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

Material Cash Requirements

Our material cash commitments as of June 30, 2022 were as follows:

	Total	Short-Term	Long-Term
	(in thousands)
Operating lease obligations	$30,277	$7,882	$22,395
Purchase obligations	132,716	7,688	125,028
Acquisition-related obligations:
Deferred purchase consideration	10,390	10,390	—
Acquisition holdbacks	3,320	2,320	1,000
Contingent consideration - earned	9,709	9,709	—
Total cash requirements	$186,412	$37,989	$148,423

Operating lease obligations consist of obligations under non-cancelable operating leases for office space with expiration through June 2030. See Note 8 to our consolidated financial statements for additional information.

Purchase obligations primarily consist of non-cancelable obligations under third-party cloud hosting and support service agreements and software subscriptions. See Note 8 to our consolidated financial statements for additional information.

Acquisition-related obligations consist of deferred purchase consideration for the Billstream acquisition in June 2022, contingent consideration associated with the Repstor acquisition in June 2021 under which certain performance measures have been achieved, and holdbacks associated with these acquisitions. See Note 4 to our consolidated financial statements for additional information.

In addition to the obligations described above, in connection with the acquisition of Billstream, we are also obligated to pay contingent consideration up to a maximum of $5.0 million in the second quarter of fiscal year 2024, if certain performance measures are achieved. See Note 6 to our consolidated financial statements for additional information.

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

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Year Ended June 30,
	2022	2021	2020
Gross profit	$172,988	$140,259	$115,563
Adjusted to exclude the following (as related to cost of revenues):
Stock-based compensation	4,287	1,128	642
Amortization of intangible assets	7,877	6,783	7,371
Restructuring costs	—	—	765
Non-GAAP gross profit	$185,152	$148,170	$124,341

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Year Ended June 30,
	2022	2021	2020
Total recurring revenues	$237,182	$190,038	$162,552
Total cost of recurring revenues	51,177	40,644	37,677
Recurring gross profit	186,005	149,394	124,875
Adjusted to exclude the following (as related to cost of recurring revenues)
Stock-based compensation	1,258	250	203
Amortization of intangible assets	7,877	6,783	7,371
Non-GAAP recurring gross profit	$195,140	$156,427	$132,449

Non-GAAP Operating Profit (Loss)

We define non-GAAP operating profit (loss) as GAAP operating loss excluding stock-based compensation expense, amortization of intangible assets, change in fair value of contingent consideration, acquisition-related transaction costs and restructuring costs. We believe non-GAAP operating profit (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of GAAP operating loss.

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (loss) (in thousands):

	Year Ended June 30,
	2022	2021	2020
Operating loss	$(99,456)	$(22,960)	$(16,810)
Adjusted to exclude the following (including the portion related to total cost of revenues):
Stock-based compensation	77,514	18,566	4,139
Amortization of intangible assets	13,519	10,870	11,339
Change in fair value of contingent consideration	(639)	—	—
Acquisition-related transaction costs	1,939	1,557	—
Restructuring costs	—	—	3,659
Non-GAAP operating profit (loss)	$(7,123)	$8,033	$2,327

Indebtedness

As of June 30, 2021, we had an outstanding balance under our Prior Credit Facility of $273.0 million under a term loan and $5.0 million under the associated revolving credit facility. The balance was fully repaid in July 2021 using proceeds from the IPO.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of June 30, 2022.

As of June 30, 2022, no amounts have been borrowed under the JPMorgan Credit Facility.

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

Stock-Based Compensation

We calculate compensation expense related to stock option awards made to employees, consultants and directors based on the fair value of stock-based awards on the date of grant. We determine the grant date fair value of our stock option awards using the Black-Scholes option pricing model and for awards without performance conditions the related stock-based compensation is recognized in the consolidated statements of operations on a straight-line basis, over the period in which a participant is required to provide service in exchange for the stock-based award, which is generally four years. We recognize forfeitures of stock-based awards as they occur.

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
•

Expected Volatility. As we have limited trading history for our common stock, the selected volatility used is representative of expected future volatility. We base expected future volatility on the historical and implied volatility of comparable publicly traded companies over a similar expected term. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available.

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

Goodwill

Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in our business combinations. We test goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We have determined that we have one reporting unit for purposes of our annual impairment evaluation. As part of the annual goodwill impairment test, we perform a quantitative assessment to determine whether a goodwill impairment shall be recognized. If, as a result of this quantitative assessment, the carrying amount of our reporting unit is more than its fair value, an impairment charge in the amount of such excess is recorded to goodwill.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including foreign currency exchange, credit, inflation, and interest rate risks.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar and the functional currency for all of our foreign subsidiaries is the U.S. dollar, except Rekoop Ltd., which uses the British pound.

The majority of our revenue and expenses are denominated in U.S. dollars. However, we have foreign currency risks as we have contracts with clients and payroll obligations and a limited number of supply contracts with vendors which have payments denominated in foreign currencies.

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

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during fiscal years 2022, 2021 and 2020. We had one client that represented in excess of 10% of our accounts receivable balance at each of June 30, 2022 and 2021. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, particularly if inflationary pressures occur during an economic downturn. Further, our clients may not buy new products or may refrain from expanding current product usage as a result of the impact of increasing costs on their spend. These matters could harm our business, results of operations, or financial condition.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our senior secured revolving credit facility of up to $100.0 million. As of September 9, 2022, we had no outstanding loan balance under this facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio.  As a result, we will be exposed to increased interest rate risk if we draw down on the facility.

Item 8. Financial Statements and Supplementary Data

Intapp, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intapp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intapp, Inc. and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

San Jose, California

September 9, 2022

We have served as the Company's auditor since 2018.

INTAPP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$50,783	$37,636
Restricted cash	3,528	3,827
Accounts receivable, net of allowance for doubtful accounts of $918 and $764 as of June 30, 2022 and 2021, respectively	66,947	48,573
Unbilled receivables, net	6,763	6,840
Other receivables, net	3,199	858
Prepaid expenses	5,984	9,591
Deferred commissions, current	10,187	6,551
Total current assets	147,391	113,876
Property and equipment, net	12,283	10,674
Goodwill	269,103	262,270
Intangible assets, net	48,430	52,349
Deferred commissions, noncurrent	14,755	10,414
Other assets	2,451	10,244
Total assets	$494,413	$459,827
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,220	$2,198
Accrued compensation	40,004	29,218
Accrued expenses	8,774	9,953
Deferred revenue, net	142,768	107,893
Other current liabilities	27,753	22,621
Total current liabilities	223,519	171,883
Deferred tax liabilities	2,099	5,705
Deferred revenue, noncurrent	2,712	1,908
Other liabilities	10,201	18,170
Debt, net	—	275,593
Total liabilities	238,531	473,259
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value per share, zero and 19,870,040 shares authorized as of June 30, 2022 and 2021, respectively; zero and 19,034,437 shares issued and outstanding as of June 30, 2022 and 2021, respectively; liquidation preference of $0 and $203,340 as of June 30, 2022 and 2021, respectively	—	144,148
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 and zero shares authorized as of June 30, 2022 and 2021, respectively; no shares issued or outstanding as of June 30, 2022 and 2021	—	—
Common stock, $0.001 par value per share, 700,000,000 and 65,000,000 shares authorized as of June 30, 2022 and 2021, respectively; 62,739,497 and 29,444,577 shares issued and outstanding as of June 30, 2022 and 2021, respectively	63	29
Additional paid-in capital	643,227	128,943
Accumulated other comprehensive loss	(1,672)	(494)
Accumulated deficit	(385,736)	(286,058)
Total stockholders’ equity (deficit)	255,882	(157,580)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$494,413	$459,827

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2022	2021	2020
Revenues
SaaS and support	$192,980	$144,075	$114,125
Subscription license	44,202	45,963	48,427
Total recurring revenues	237,182	190,038	162,552
Professional services	34,889	24,595	24,300
Total revenues	272,071	214,633	186,852
Cost of revenues
SaaS and support	51,177	40,644	37,677
Total cost of recurring revenues	51,177	40,644	37,677
Professional services	47,906	33,730	32,847
Restructuring	—	—	765
Total cost of revenues	99,083	74,374	71,289
Gross profit	172,988	140,259	115,563
Operating expenses:
Research and development	74,412	50,853	42,090
Sales and marketing	111,905	69,948	58,898
General and administrative	86,127	42,418	28,491
Restructuring	—	—	2,894
Total operating expenses	272,444	163,219	132,373
Operating loss	(99,456)	(22,960)	(16,810)
Loss on debt extinguishment	(2,407)	—	—
Interest expense	(274)	(24,608)	(27,856)
Other income (expense), net	(976)	1,276	(896)
Net loss before income taxes	(103,113)	(46,292)	(45,562)
Income tax benefit (expense)	3,435	(472)	(353)
Net loss	(99,678)	(46,764)	(45,915)
Less: cumulative dividends allocated to preferred stockholders	—	(15,584)	(14,048)
Net loss attributable to common stockholders	$(99,678)	$(62,348)	$(59,963)
Net loss per share attributable to common stockholders, basic and diluted	$(1.63)	$(2.23)	$(2.49)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	61,267	27,950	24,109

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended June 30,
	2022	2021	2020
Net loss	$(99,678)	$(46,764)	$(45,915)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,178)	1,173	(328)
Other comprehensive income (loss)	(1,178)	1,173	(328)
Comprehensive loss	$(100,856)	$(45,591)	$(46,243)

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of June 30, 2019	17,762,379	$127,692	24,041,058	$24	$64,591	$(1,339)	$(189,923)	$(126,647)
Issuance of Series A-1 convertible preferred stock, net of issuance costs of $81	1,272,058	16,456	—	—	—	—	—	—
Repurchase of shares and fully vested options	—	—	(184,251)	—	(405)	—	(2,361)	(2,766)
Stock option exercises	—	—	474,762	—	1,736	—	—	1,736
Stock-based compensation	—	—	—	—	3,256	—	—	3,256
Foreign currency translation adjustments	—	—	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	—	—	(45,915)	(45,915)
Balance as of June 30, 2020	19,034,437	144,148	24,331,569	24	69,178	(1,667)	(238,199)	(170,664)
Issuance of common stock, net of issuance costs of $169	—	—	2,432,545	2	29,018	—	—	29,020
Repurchase of shares	—	—	(200,000)	—	(797)	—	(1,095)	(1,892)
Stock option exercises	—	—	2,880,463	3	13,483	—	—	13,486
Stock-based compensation	—	—	—	—	18,061	—	—	18,061
Foreign currency translation adjustments	—	—	—	—	—	1,173	—	1,173
Net loss	—	—	—	—	—	—	(46,764)	(46,764)
Balance as of June 30, 2021	19,034,437	144,148	29,444,577	29	128,943	(494)	(286,058)	(157,580)
Conversion of convertible preferred stock to common stock upon initial public offering	(19,034,437)	(144,148)	19,034,437	19	144,129	—	—	144,148
Issuance of common stock upon initial public offering, net of offering costs of $9,767	—	—	12,075,000	12	282,979	—	—	282,991
Issuance of common stock upon exercise of stock options	—	—	1,565,043	2	10,209	—	—	10,211
Vesting of early exercised stock options	—	—	—	—	2,214	—	—	2,214
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	—	—	551,568	1	(3,924)	—	—	(3,923)
Issuance of common stock under employee stock purchase plan	—	—	68,872	—	1,163	—	—	1,163
Stock-based compensation	—	—	—	—	77,514	—	—	77,514
Foreign currency translation adjustments	—	—	—	—	—	(1,178)	—	(1,178)
Net loss	—	—	—	—	—	—	(99,678)	(99,678)
Balance as of June 30, 2022	—	$—	62,739,497	$63	$643,227	$(1,672)	$(385,736)	$255,882

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(99,678)	$(46,764)	$(45,915)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,742	13,365	12,767
Amortization of deferred financing costs	114	1,135	1,140
Provision for doubtful accounts	541	424	974
Stock-based compensation	77,514	18,061	3,256
Loss on debt extinguishment	2,407	—	—
Change in fair value of contingent consideration, including unrealized foreign exchange gain	(2,776)	—	—
Payment of contingent consideration in excess of acquisition date fair value	(279)	—	—
Deferred income taxes	(4,237)	(455)	(294)
Other	32	20	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(18,205)	(26,042)	7,744
Unbilled receivables, current	1,347	1,738	(3,805)
Prepaid expenses and other assets	905	(4,672)	393
Deferred commissions	(7,977)	(3,888)	(3,403)
Accounts payable and accrued liabilities	15,589	10,680	(1,281)
Deferred revenue, net	35,345	28,787	17,975
Other liabilities	(3,148)	(2,138)	9,039
Net cash provided by (used in) operating activities	14,236	(9,749)	(1,410)
Cash Flows from Investing Activities:
Purchases of property and equipment	(554)	(2,473)	(2,638)
Capitalized internal-use software costs	(4,233)	(2,526)	(2,496)
Business combinations, net of cash acquired	(2,500)	(20,605)	—
Net cash used in investing activities	(7,287)	(25,604)	(5,134)
Cash Flows from Financing Activities:
Proceeds from borrowings	—	—	15,000
Payments on borrowings	(278,000)	(5,000)	(5,000)
Shareholder contribution	—	—	1,820
Proceeds from initial public offering, net of underwriting discounts	292,758	—	—
Payments for deferred offering costs	(4,358)	(5,410)	—
Proceeds from common stock issuance	—	29,020	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	16,456
Proceeds from stock option exercises	10,211	15,686	1,736
Proceeds from employee stock purchase plan	1,163	—	—
Payments related to tax withholding for vested equity awards	(3,923)	—	—
Payments of deferred financing costs	(769)	—	—
Payments of contingent consideration	(10,435)	—	—
Repurchase of shares and fully vested options	—	(1,892)	(2,766)
Net cash provided by financing activities	6,647	32,404	27,246
Effect of foreign currency exchange rate changes on cash and cash equivalents	(748)	1,253	(161)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,848	(1,696)	20,541
Cash, cash equivalents and restricted cash - beginning of period	41,463	43,159	22,618
Cash, cash equivalents and restricted cash - end of period	$54,311	$41,463	$43,159
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$50,783	$37,636	$42,052
Restricted cash	3,528	3,827	1,107
Total cash, cash equivalents and restricted cash	$54,311	$41,463	$43,159

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,950	$24,139	$22,143
Cash paid for income taxes	$864	$522	$182
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$28	$—	$—
Deferred offering costs in accounts payable and accrued liabilities	$—	$3,990	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$144,148	$—	$—
Vesting of early exercised stock options	$2,214	$—	$—
Deferred consideration in other liabilities	$10,390	$—	$—
Acquisition holdbacks in other liabilities	$1,500	$2,126	$—
Fair value of contingent consideration in accrued and other liabilities	$4,126	$23,502	$—
Business combinations, net of cash acquired:
Cash paid	$2,500	$21,925	$—
Cash acquired	—	(1,320)	—
Total consideration	$2,500	$20,605	$—

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

The Company is a leading provider of industry-specific, cloud-based software solutions for the global professional and financial services industry. The Company empowers private capital, investment banking, legal, accounting, and consulting firms with the technology they need to meet rapidly changing client, investor, and regulatory requirements, deliver the right insights to the right professionals, replace legacy systems, and operate more competitively. The Company serves clients primarily in the United States, United Kingdom and Australian markets. References to “the Company,” “us,” “we,” or “our” in these consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.

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

Note 2. Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition including determination of the standalone selling price (“SSP”) of the deliverables included in multiple deliverable revenue arrangements; allowance for doubtful accounts; the depreciable lives of long-lived assets including intangible assets; the expected useful life of deferred commissions; the fair value of stock-based awards; the fair value of assets acquired and liabilities assumed in business combinations; goodwill and long-lived assets impairment assessment; the fair value of contingent consideration liabilities; valuation allowances on deferred tax assets; uncertain tax positions; and loss contingencies. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors including those resulting from the impacts of the COVID-19 pandemic and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the consolidated financial statements.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating segment.

The Company’s property and equipment are primarily located in the United States. Information about geographic revenues is included in Note 3.

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

The Company records revenues net of applicable sales taxes collected. Sales taxes collected from clients are recorded in other current liabilities in the accompanying consolidated balance sheets and are remitted to state and local taxing jurisdictions based on the filing requirements of each jurisdiction.

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

Contract costs

Contract costs consist of two components, client acquisition costs and costs to fulfill a contract. The Company’s client acquisition costs consist primarily of commissions paid to its sales team. Commissions related to client acquisition are capitalized and amortized over the expected benefit period of up to four years. Commissions related to subscription licenses are expensed when control of the license is transferred to clients and commissions related to SaaS and support revenues are expensed on a straight-line basis over four years. The Company determines the expected useful life based on an estimated benefit period by evaluating our technology development life cycle, expected client relationship period and other factors. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

Costs to fulfill a contract, or fulfillment costs, are only capitalized if they relate directly to a contract with a client, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. The Company has not capitalized any fulfillment costs as of June 30, 2022 and 2021.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $1.3 million for the fiscal year ended June 30, 2022 and was not significant for each of the fiscal years ended June 30, 2021 and 2020.

Stock-Based Compensation

Compensation expense related to stock-based awards made to employees, consultants and directors are calculated based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of stock option awards and stock purchase rights under the Employee Stock Purchase Plan (ESPP) using the Black-Scholes option pricing model, and restricted stock units based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation for stock option awards and restricted stock units is recognized in the consolidated statements of operations on a straight-line basis, over the period in which a participant is required to provide service in exchange for the stock-based awards, which is generally four years. The Company recognizes compensation expense related to ESPP over the respective offering period, which is 18 to 24 months. The Company recognizes forfeitures of stock-based awards as they occur.

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

The Company uses historical experience and future expectations to determine the expected term, and volatility is based on an average of the historical volatilities of the common stock of public companies with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company has issued performance-based stock options and performance-based stock units that vest based upon continued service through the vesting term and achievement of certain annual recurring revenues and annual contract value targets established by the Board of Directors for a predetermined period. The Company measures stock-based compensation expense for performance-based stock options based on the estimated grant date fair value determined using the Black-Scholes valuation model. The Company measures the fair value of the performance-based stock units based on the fair value of the Company’s common stock on the date of grant. The Company recognizes compensation expense for such awards in the period in which it becomes probable that the performance target will be achieved. Compensation expense for awards that contain performance conditions is calculated using the graded vesting method and the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.

Restricted Cash

Restricted cash represents amounts held as collateral under certain facility lease agreements and amounts held back related to a business combination.

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

Changes in the allowance for doubtful accounts are recorded as general and administrative expense in the consolidated statements of operations and were not significant for any of the periods presented.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Construction-in-progress primarily consists of the construction or development of property and equipment that have not yet been placed into service for their intended use. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets. Depreciation on property and equipment, excluding leasehold improvements, ranges from two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any gain or loss is reflected in operating expenses. Maintenance and repair costs that do not extend the useful life of the assets are expensed as incurred.

Capitalized Internal-Use Software

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, or costs related to development of our hosted SaaS products are capitalized during the application development stage. Once the products are available for general release, capitalized costs are amortized to cost of revenue on a straight-line basis over its estimated useful life, which is generally four years. Capitalized internal-use software development costs are recorded in property and equipment on the Company’s consolidated balance sheets.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company has determined that it is comprised of one reporting unit for purposes of its annual impairment evaluation. As part of the annual goodwill impairment test, the Company performs a quantitative assessment to determine whether a goodwill impairment shall be recognized. If, as a result of its quantitative assessment, the carrying amount of the reporting unit is more than its fair value, an impairment charge in the amount of such excess is recorded to goodwill.

Intangible assets resulting from the acquisition of entities are estimated by the Company based on the fair value of assets received. Acquired intangible assets consist of client relationships, non-compete agreements, trademarks and trade names, core technology and backlog. Certain assets are being amortized on a straight-line basis over the period of expected benefit with no calculated residual value, as follows:

Description	Period

Client relationships	9 to 15 years

Non-compete agreements	4 – 5 years

Trademarks and trade names	5 years to indefinite

Core technology	4 to 5 years

Backlog	2 years

Impairment Assessment of Long-lived Assets

The Company reviews long-lived assets, which include property and equipment and finite long-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable or that the useful life is shorter than what was originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of each asset group to the undiscounted future net cash flows expected to be generated by the asset group over its remaining life. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. If the useful life is shorter than originally estimated, the remaining carrying value is amortized over the new shorter useful life.

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

Foreign Currency

The functional currency for all of our foreign subsidiaries is the U.S. dollar, except Rekoop Ltd., which uses the British pound. The Company translates the foreign functional currency financial statements to U.S. dollars for those entities that do not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are reflected in stockholders’ equity (deficit) as a component of accumulated other comprehensive loss.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as foreign currency transaction adjustments within other income (expense) in the consolidated statements of operations.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is reported in the accompanying consolidated statements of stockholders’ equity (deficit), consists of net loss and foreign currency translation adjustments. The Company’s other comprehensive loss consists of changes in the cumulative effect of translation of financial statements of certain wholly owned foreign subsidiaries.

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

No client individually accounted for 10% or more of the Company’s revenues for the fiscal years ended June 30, 2022, 2021 and 2020. As of June 30, 2022 and 2021, one client individually accounted for 20% and 25% of the Company’s total accounts receivable, respectively.

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

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. The Company establishes liabilities or reduce assets for uncertain tax positions when the Company believes certain tax positions are more likely than not of not being sustained if challenged. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

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

The Company’s basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., unearned revenue) acquired in a business combination to be recognized and measured in accordance with ASC 606. Before the adoption of this standard, the Company recognized contract assets and contract liabilities at the acquisition date based on fair value estimates, which historically has resulted in a reduction to unearned revenue on the balance sheet. ASU 2021-08 is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2023, and for interim periods within those fiscal years, and early adoption is permitted. The Company early adopted this standard in the fourth quarter of fiscal year 2022. The adoption did not have a material impact to its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842). The guidance requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The new standard is effective for the Company on July 1, 2022. The Company intends to adopt this standard using the modified retrospective approach in which the Company is not required to restate the comparative prior periods. The Company expects to recognize total right-of-use assets in the range of $20.0 million to $22.0 million, with corresponding operating lease liabilities in the range of $23.0 million to $26.0 million on the consolidated balance sheet upon the adoption of the standard. The right-of-use assets are net of adjustments in the range of $3.0 million to $4.0 million consisting of prepayments, deferred rent and accrued lease incentives related to its operating leases as of the effective date.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The guidance is effective for the Company beginning July 1, 2023. The Company is evaluating the impact of this ASU on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. This new standard will be effective for the Company beginning July 1, 2022. The Company does not expect that the adoption of the new standard will have a material impact on the consolidated financial statements.

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
United States	$188,971	$151,261	$135,269
United Kingdom	45,025	37,449	32,890
Rest of the world	38,075	25,923	18,693
Total	$272,071	$214,633	$186,852

No country other than those listed above accounted for 10% or more of the Company’s revenues during the fiscal years ended June 30, 2022, 2021 and 2020.

Client Contract — Related Balance Sheet Amounts

Deferred Commissions

The following table summarizes the activity of deferred commissions (in thousands):

	Year Ended June 30,
	2022	2021
Beginning balance	$16,965	$13,077
Additions	16,929	9,862
Recognition of deferred commissions	(8,952)	(5,974)
Ending balance	$24,942	$16,965

Contract Balances

The Company’s contract assets and liabilities were as follows (in thousands):

	June 30, 2022	June 30, 2021
Unbilled accounts receivable, net(1)	$6,922	$6,925
Deferred revenue, net	145,480	109,801

(1)	The long-term portion of $159 and $85 as of June 30, 2022 and 2021, respectively, is included in other assets.

There was no allowance for doubtful accounts associated with unbilled receivables as of June 30, 2022 and 2021. During the fiscal year ended June 30, 2022, the Company recognized $108.2 million in revenue pertaining to deferred revenue as of June 30, 2021.

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

As of June 30, 2022, approximately $349.7 million of revenues is expected to be recognized from remaining performance obligations with approximately 54% over the next 12 months and the remainder thereafter.

Note 4. Business Combinations

Billstream

On June 13, 2022, the Company acquired the assets of Billstream, a pre-billing automation and workflow solution, from legal operations specialist Wilson Allen. The solution leverages advanced technology to simplify the preparation and validation of prebills and proforma invoices, enhancing the OnePlace Operations & Finance suite to create a comprehensive billing and time tracking software solution. The transaction has been accounted for as a business combination.

The total consideration for the acquisition was $18.5 million, which consisted of initial cash consideration of $2.5 million paid at closing, deferred purchase consideration of $10.4 million, payable in the third quarter of fiscal year 2023, contingent consideration estimated at $4.1 million and amounts held back in the amount of $1.5 million. The contingent consideration will be payable based upon the achievement of certain performance measures, calculated as of September 30, 2023.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, assets acquired and acquired workforce.

Acquisition-related transaction costs of $0.2  million, consisting primarily of third-party professional fees, were expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2022.

The following table summarizes the preliminary allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$2,500
Deferred consideration	10,390
Holdback	1,500
Fair value of contingent consideration	4,126
Total purchase consideration	18,516
Goodwill	7,974
Non-compete agreement	300
Core technology	2,200
Client relationships	6,600
Backlog	500
Net assets acquired	942
Total	$18,516

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

The total consideration for the acquisition was $47.6 million, which consisted of cash of $21.9 million paid on the acquisition date, a cash holdback of $2.1 million, and $23.6 million in the fair value of the contingent consideration based upon the achievement of certain performance measures. The cash holdback was placed into a separate account and included in restricted cash on the consolidated balance sheet as of June 30, 2022. We have paid $10.7 million of this contingent consideration during fiscal year 2022 and expect to pay $9.7 million in full consideration for the remaining contingent consideration in the first quarter of fiscal year 2023.

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

The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$21,925
Holdback	2,125
Fair value of contingent consideration	23,502
Total purchase consideration	47,552
Goodwill	33,230
Non-compete agreement	1,700
Core technology	5,800
Client relationships	8,900
Net liabilities acquired (inclusive of deferred tax liabilities of $3,544)	(2,078)
Total	$47,552

Pro forma financial information related to this acquisition has not been presented as the effects of the acquisition described above were not material to the Company’s consolidated financial results.

Note 5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Year Ended June 30,
	2022	2021
Balance, beginning of period	$262,270	$227,992
Goodwill acquired during the period	7,974	33,230
Foreign currency translation adjustment	(1,141)	1,048
Balance, end of period	$269,103	$262,270

No impairment of goodwill has been recorded for the fiscal years ended June 30, 2022, 2021 and 2020.

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	June 30, 2022
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$47,600	$(19,789)	$27,811
Non-compete agreements	4 to 5	4,407	(2,871)	1,536
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(4,190)	3,632
Core technology	4 to 5	49,219	(38,936)	10,283
Backlog	2	500	(15)	485
Intangible assets, net		$114,231	$(65,801)	$48,430

	June 30, 2021
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$41,000	$(15,879)	$25,121
Non-compete agreements	3 to 5	4,107	(2,442)	1,665
Trademarks and trade names	Indefinite	4,892	—	4,892
Trademarks and trade names	1 to 3	7,613	(2,902)	4,711
Core technology	3 to 5	47,019	(31,059)	15,960
Intangible assets, net		$104,631	$(52,282)	$52,349

The fair value of intangible assets was derived based on the income approach. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions utilized in management’s analysis included the following:

•	Revenues and expense forecasts were based on trends of historical performance and management’s estimate of future performance.
•	Estimated future cash flows were discounted using a weighted-average cost of capital.

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Cost of SaaS and support	$7,877	$6,783	$7,371
Sales and marketing	5,214	4,052	3,968
General and administrative	428	35	—
Total amortization expense	$13,519	$10,870	$11,339

There was no impairment of intangible assets recorded during the fiscal years ended June 30, 2022, 2021 and 2020.

As of June 30, 2022, the estimated future amortization expense of acquired intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023	$10,598
2024	9,104
2025	6,451
2026	4,271
2027	4,245
2028 and thereafter	9,078
Total remaining amortization	$43,747

Note 6. Fair Value Measurements

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

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$9,709	$9,709
Liability for contingent consideration, non-current portion	—	—	4,126	4,126
Total	$—	$—	$13,835	$13,835

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Term loan	$—	$273,000	$—	$273,000
Revolving credit facility	—	5,000	—	5,000
Liability for contingent consideration, current and non-current portion	—	—	23,502	23,502
Total	$—	$278,000	$23,502	$301,502

Based upon Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s term loan and revolving credit facility approximate their fair value.

The fair value of the contingent consideration was initially estimated using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, will be recorded in general and administrative expense in the consolidated statement of operations.

In connection with the acquisition of Repstor in June 2021, the Company recorded contingent consideration liabilities representing the amounts payable to former Repstor shareholders based upon the achievement of certain performance measures. The current and non-current portions of these liabilities of $11.0 million and $12.5 million, respectively, are included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2021. During fiscal year ended June 30, 2022, $10.7 million was paid to the former shareholders of Repstor.

In connection with the acquisition of Billstream in June 2022, the Company recorded a contingent consideration liability of $4.1 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The liability was included in other liabilities on the consolidated balance sheet as of June 30, 2022.

Changes in the fair value of contingent consideration liabilities during fiscal year ended June 30, 2022 were as follows (in thousands):

Amount
Balance as of June 30, 2021	$23,502
Contingent consideration accrued at acquisition	4,126
Payment of contingent consideration	(10,714)
Change in fair value of contingent consideration	(639)
Effect of foreign currency exchange rate changes	(2,440)
Balance as of June 30, 2022	$13,835

Other financial instruments consist of accounts receivable, accounts payable and accrued expenses and other current liabilities. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to expected receipt or payment.

Note 7. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2022	June 30, 2021
Computer equipment and software	$1,197	$1,751
Capitalized internal-use software	11,076	6,843
Furniture and office equipment	1,959	2,189
Leasehold improvements	5,284	5,417
Construction in progress	281	—
Total property and equipment	19,797	16,200
Less: accumulated depreciation and amortization	(7,514)	(5,526)
Property and equipment, net	$12,283	$10,674

Depreciation expense, excluding the amortization of capitalized internal-use software development costs, was $1.3 million, $1.3 million and $0.8 million for fiscal years ended June 30, 2022, 2021 and 2020, respectively.

The Company capitalized $4.2 million, $2.5 million and $2.5 million of costs related to software developed for internal use during the fiscal years ended June 30, 2022, 2021 and 2020, respectively. Amortization expense related to capitalized internal-use software was $1.9 million, $1.2 million and $0.6 million for fiscal years ended June 30, 2022, 2021 and 2020, respectively. The net book value of capitalized software development costs was $7.3 million and $5.0 million as of June 30, 2022 and 2021, respectively.
Note 8. Commitments and Contingencies

Operating Leases

The Company leases the majority of its office space in the U.S., U.K., Singapore and Ukraine under non-cancelable operating lease agreements, which have various expiration dates through June 2030. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent and rent concessions. Total rent expense for the fiscal years ended June 30, 2022, 2021 and 2020 was $9.0 million, $8.4 million and $7.8 million, respectively.

In April 2022, the Company entered into a lease agreement to lease an office space in the U.K. for an eight-year term ending June 2030. The total commitment under this lease is approximately $9.8 million.

As of June 30, 2022, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ending June 30,	Amount
2023	$7,882
2024	3,625
2025	3,311
2026	3,359
2027	2,721
2028 and thereafter	9,379
Total future minimum lease payments	$30,277

Other Purchase Commitments

The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2022 are as follows (in thousands):

Year ending June 30,	Amount
2023	$7,688
2024	8,630
2025	2,169
2026	1,525
2027	1,622
2028	1,082
Total purchase commitments	$22,716

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. Payments under this agreement are expected to commence in January 2023. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12 month period to the end of December 2029.

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

Note 9. Debt

As of June 30, 2021, the Company had outstanding borrowings of $273.0 million under a term loan and $5.0 million under the Prior Credit Facility. On July 12, 2021, amounts outstanding under the Prior Credit Facility were repaid in full from proceeds of the IPO. As a result of the extinguishment of the debt, a loss of $2.4 million related to the write-off of unamortized financing costs, has been recorded as a loss on debt extinguishment in the consolidated statement of operations for the fiscal year ended June 30, 2022. As of June 30, 2022, the Company had no outstanding borrowings under the Prior Credit Facility.

On October 5, 2021, the Company entered into a Credit Agreement among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”). The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million (the “JPMorgan Credit Facility”). The Credit Agreement also provides that the Company may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million, subject to certain administrative procedures, including approval by the Administrative Agent. Future borrowings under the JPMorgan Credit Facility will bear interest, at the Company’s election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on the Company’s total net leverage ratio.

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

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of June 30, 2022.

The Company incurred $0.8 million of costs directly related to the Credit Agreement, which were capitalized and are being amortized over the term of the Credit Agreement. These debt issuance costs are included in other assets on the consolidated balance sheets. As of June 30, 2022, there were no outstanding borrowings under the JPMorgan Credit Facility.

Note 10. Stockholders’ Equity

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

Shares of common stock reserved for future issuance were as follows (in thousands):

	June 30,
	2022	2021
Convertible preferred stock	—	19,034
Stock plans:
Outstanding stock options	12,773	14,685
Unvested performance stock units and restricted stock units	4,471	3,996
Reserved for ESPP	1,398	—
Reserved for future stock award grants	1,921	4,251
Total shares of common stock reserved for issuance	20,563	41,966

Note 11. Stock-Based Compensation

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

2021 Omnibus Incentive Plan

In June 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”), which provides for the grant of restricted shares, restricted share units, performance shares, performance share units, deferred share units, share options and share appreciation rights. All employees, non-employee directors and selected third-party service providers of the Company and its subsidiaries and affiliates are eligible to participate in the 2021 Plan. The Company initially reserved 7,093,864 shares of common stock for issuance under the 2021 Plan. As of June 30, 2022, there were 1,921,156 shares remained available for future grant under the 2021 Plan.

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

Stock option activity under the Company’s equity incentive plans during the fiscal years ended June 30, 2022 and 2021 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2020	11,228	$5.84	6.6	$42,108
Granted	6,655	15.24
Exercised	(2,880)	5.45
Forfeited	(318)	9.25
Balance as of June 30, 2021	14,685	$10.11	7.3	$262,762
Granted	104	32.22
Exercised	(1,565)	6.52
Forfeited	(451)	14.95
Outstanding as of June 30, 2022	12,773	$10.56	6.5	$65,284
Vested and exercisable as of June 30, 2022	9,650	$8.72	5.9	$60,390
Vested and expected to vest as of June 30, 2022	12,773	$10.56	6.5	$65,284

(1)

Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2022, 2021 and 2020 was $12.61, $6.43 and $3.50, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2022, 2021 and 2020 was $28.5 million, $36.4 million and $2.6 million, respectively.

During the fiscal years ended June 30, 2022, 2021 and 2020, the proceeds from option exercises totaled $10.2 million, $15.7 million and $1.7 million, respectively. The proceeds from option exercises during the fiscal year ended June 30, 2021 includes $4.4 million for 300,000 options that were exercised for shares of common stock prior to vesting and the proceeds were classified as other current liabilities on the consolidated balance sheet. Upon the effectiveness of the Company’s initial public offering on June 29, 2021, 150,000 shares vested and $2.2 million was reclassified from other current liabilities into additional paid-in-capital. The remaining $2.2 million was recorded as other current liabilities on the consolidated balance sheet as of June 30, 2021 and was reclassified into additional paid-in-capital upon the vesting of the remaining 150,000 shares on June 30, 2022.

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

During the fiscal year ended June 30, 2021, the Company granted a non-employee director 300,000 options with vesting terms based on continued service and completion of pricing of company stock relating to an initial public offering or a change of control of the Company occurring prior to May 31, 2022. The aggregate fair value of these options on the grant date was $1.8 million. Upon pricing of the Company shares on June 29, 2021 in connection with the IPO, $1.2 million was recognized as stock-based compensation expense. The remaining compensation cost was recognized during fiscal year 2022.

Performance Stock Units and Restricted Stock Units

During the fiscal year ended June 30, 2022, the Company granted stock units to certain of its employees with vesting terms based on meeting certain annual recurring revenue targets and continued service.  The Company also granted stock units to certain employees that vest based on continued service.

Performance stock unit activity during the fiscal year ended June 30, 2022 and 2021 was as follows (in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2020	—	$—
Granted	3,950	26.00
Vested	—	—
Forfeited	—	—
Balance as of June 30, 2021	3,950	26.00
Granted	201	35.41
Vested	(626)	26.73
Forfeited	(55)	27.06
Balance as of June 30, 2022	3,470	$26.40

Restricted stock unit activity during the fiscal year ended June 30, 2022 and 2021 was as follows (in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2020	—	$—
Granted	46	26.00
Vested	—	—
Forfeited	—	—
Balance as of June 30, 2021	46	26.00
Granted	1,154	30.32
Vested	(109)	34.97
Forfeited	(90)	35.23
Balance as of June 30, 2022	1,001	$29.18

Stock-Based Compensation Expense

Total stock-based compensation from stock-based awards during the fiscal years ended June 30, 2022, 2021 and 2020 included in the consolidated statements of operations is $77.5 million, $18.1 million and $3.3 million, respectively. During the fiscal years ended June 30, 2021 and 2020, the Company also recognized additional stock-based compensation expense of $0.5 million and $0.8 million, respectively, relating to the buy-back of shares of common stock and fully vested options, which represents the excess between the repurchase price and the fair value of common stock and fully vested options at the date of repurchase.

The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Cost of revenues
Cost of SaaS and support	$1,258	$250	$203
Cost of professional services	3,029	878	439
Research and development	17,166	4,054	1,145
Sales and marketing	25,428	6,791	1,037
General and administrative	30,633	6,593	1,315
Total stock-based compensation	$77,514	$18,566	$4,139

As of June 30, 2022, there was approximately $93.3 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.3 years.

The calculated fair value of stock option grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2022	2021	2020
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.9%	1%	2%
Expected volatility	40%	38%	34%
Expected life (in years)	6	6	6

2021 Employee Stock Purchase Plan

In June 2021, the Board of Directors adopted and shareholders approved the 2021 Employee Stock Purchase Plan ("ESPP"), which became effective as of June 29, 2021. The ESPP initially reserved 1,466,996 shares of the Company’s common stock for future issuance to participating employees. The initial offering period for the ESPP began on December 16, 2021 and will end on November 30, 2023. Subsequent offering periods will begin on the first trading day on or after each June 1 and December 1. The first purchase date was on May 31, 2022, followed by three more purchase dates in six-month intervals thereafter during this initial offering period. Eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. As of June 30, 2022, 68,872 shares have been purchased under the ESPP.

The fair value of ESPP shares was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

Year Ended June 30,
2022
Expected dividend yield	0%
Risk-free interest rate	0.7%
Expected volatility	40%
Expected life (in years)	1.2

As of June 30, 2022, total unrecognized compensation expense related to the ESPP was $1.9 million. That cost is expected to be recognized over the remaining term of the offering periods of 1.2 years.

Note 12. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
U.S.	$(104,391)	$(48,063)	$(47,645)
Foreign	1,278	1,771	2,083
Total	$(103,113)	$(46,292)	$(45,562)

The income tax (benefit)/expense consists of the following (in thousands):

	Year Ended June 30,
	2022	2021	2020
Current:
Federal	$(48)	$11	$—
State	278	117	18
Foreign	572	799	629
	802	927	647
Deferred:
Federal	137	—	—
State	131	17	(195)
Foreign	(4,505)	(472)	(99)
	(4,237)	(455)	(294)
Income tax (benefit)/expense	$(3,435)	$472	$353

The income tax (benefit)/expense differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Federal tax (benefit)/expense:
At statutory rate	$(21,654)	$(9,721)	$(9,568)
State tax (net of federal benefit)	140	329	30
Research and development credits	1,019	(358)	(1,098)
Stock-based compensation	6,828	(314)	—
Acquisition-related transaction costs	53	1,169	—
Change in valuation allowance	10,802	9,360	10,921
Other	(623)	7	68
Income tax (benefit)/expense	$(3,435)	$472	$353

Deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2022	2021
Deferred tax assets:
Nondeductible accrued expenses	$2,039	$1,779
Net operating loss carryforwards	30,828	17,869
Research and development credits	4,377	5,850
Stock-based compensation	9,112	3,046
Interest carryforwards	15,827	16,781
Deferred revenue	487	930
Other	320	264
Valuation allowance	(45,338)	(31,869)
Total deferred tax assets	17,652	14,650
Deferred tax liabilities:
Revenue recognition	(2,303)	(4,553)
Deferred commissions	(6,207)	(2,781)
Fixed assets	(1,452)	(1,030)
Intangible assets	(9,158)	(11,991)
Total deferred tax liabilities	(19,120)	(20,355)
Net deferred tax liabilities	$(1,468)	$(5,705)

As of June 30, 2022, the Company has federal, California and other state net operating loss carryforwards of approximately $120.9 million, $28.9 million and $60.2 million, respectively, which expire beginning in the year 2032 for federal and 2029 for California.

As of June 30, 2022, the Company has federal and state research credits carryforwards of approximately $4.4 million and $4.2 million, respectively, expiring beginning in 2027 for federal. The state credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization, for tax purposes, of net operating loss and credit carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of such ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.

In assessing the need for a valuation allowance, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and prudent and feasible tax planning strategies.

As a result of this analysis as of June 30, 2022 and 2021, the Company has determined that it is more likely than not that it will not realize the benefits of its deferred tax assets due to continuing losses and therefore has recorded a valuation allowance of $45.3 million and $31.9 million, respectively, to reduce the carrying value of its deferred tax assets.

At June 30, 2022, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used to fund operations domestically, settle a portion of the outstanding debt obligations, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $10.9 million. Substantially all of these earnings will not be taxable upon repatriation to the United States since under the Tax Cuts and Jobs Act they will be treated as previously taxed income or benefit from the dividends received deduction. The withholding taxes related to the distributable earnings of the Company's foreign subsidiaries are not expected to be material.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2022 and 2021, the Company had no accrued interest and penalties related to uncertain tax positions.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	June 30,
	2022	2021	2020
Beginning of the year, unrecognized tax benefits	$2,970	$2,783	$2,082
Increases (decreases), prior year tax positions	396	(453)	—
Increases, current year tax positions	445	640	701
End of the year, unrecognized tax benefits	$3,811	$2,970	$2,783

As of June 30, 2022 and 2021, unrecognized tax benefits approximated $3.8 million and $3.0 million, respectively, of which none of the tax benefits would affect the effective tax rate if recognized. There are no interest and penalties accrued as of June 30, 2022.

Note 13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share data):

	Year Ended June 30,
	2022	2021	2020
Numerator:
Net loss	$(99,678)	$(46,764)	$(45,915)
Less: cumulative dividends allocated to preferred stockholders	—	(15,584)	(14,048)
Net loss attributable to common stockholders	$(99,678)	$(62,348)	$(59,963)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	61,267	27,950	24,109
Net loss per share attributable to common stockholders
Basic and diluted	$(1.63)	$(2.23)	$(2.49)

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive (in thousands):

	As of June 30,
	2022	2021	2020
Convertible preferred stock (on an if-converted basis)	—	19,034	19,034
Outstanding stock options to purchase common stock	12,773	14,685	11,228
Unvested stock options exercised early	—	150	—
Unvested performance stock units and restricted stock units	4,471	3,996	—
Shares issuable under employee stock purchase plan	18	—	—
Total	17,262	37,865	30,262

Note 14. Employee Benefit Plans

On December 22, 2012, the Company adopted a 401(k) plan (the 401(k) Plan) for all U.S. employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The Company may make discretionary and matching contributions to the 401(k) Plan each year for the preceding calendar year. Employees are immediately vested 100% in the Company’s matching contributions. The Company incurred matching expenses of $3.0 million, $2.4 million and $2.2 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The Company also offers group pension plans for all U.K. and Australian employees who have met certain eligibility requirements. The Company makes matching contributions to the group pension plans each month. The Company incurred matching expenses of $1.3 million, $0.9 million and $0.7 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

Note 15. Subsequent Events

Under the 2021 Plan, on July 1, 2022 and each July 1 thereafter, through (and including) July 1, 2031, the number of Shares reserved and available for issuance shall be increased by a number of Shares of up to 5% of the number of Shares issued and outstanding calculated on a fully-diluted basis on the immediately preceding June 30, provided that our Board may act prior to July 1 of a given year to provide that the increase will be a lesser number of shares. On July 1, 2022, 3,999,369 shares were added to the 2021 Plan pursuant to the plan provision.

Under the ESPP Plan,  on July 1, 2022 and each July 1 thereafter through (and including) July 1, 2031, the number of shares of Common Stock reserved and available for issuance under the Plan shall be cumulatively increased by the lesser of (a) 1% of the number of shares of Common Stock issued and outstanding calculated on a fully-diluted basis on the immediately preceding June 30; or (b) such lesser number of shares as the Administrator shall approve. On July 1, 2022, 799,873 shares were added to the ESPP Plan pursuant to the plan provision.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.

The Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Business Conduct and Ethics

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

Executive Officers of the Company

Set forth below is certain information, including names, ages, positions, and biographical information, regarding the executive officers of the Company, as of the date hereof.

John Hall (50), Chairman and Chief Executive Officer

John Hall has served as a director and Chief Executive Officer of the Company since 2007. Prior to joining the Company, Mr. Hall was an early executive at VA Linux Systems and helped lead the company from its startup phase to its initial public offering.

Stephen Robertson (61), Chief Financial Officer

Stephen Robertson has served as Chief Financial Officer of the Company since 2016. Prior to joining the Company, Mr. Robertson served as chief financial officer of Axiom Law. Prior to Axiom Law, Mr. Robertson served as chief financial officer at RMS, a catastrophe risk modeling company, chief financial officer at Colo.com and chief financial officer at InsWeb, a publicly traded online insurance marketplace. Prior to such roles, Mr. Robertson spent 12 years in investment banking at Salomon Brothers, Alex. Brown & Sons, Smith Barney and Lehman Brothers. Mr. Robertson received an A.B. from Princeton University in History and an M.B.A. from the Stanford Graduate School of Business.

Thad Jampol (46), Co-founder and Chief Product Officer

Thad Jampol is the Co-Founder of the Company and has served as Chief Product Officer of the Company since 2000. Mr. Jampol is the architect of the Intapp Platform. Mr. Jampol received a B.S. from the University of California, Los Angeles in Computer Science.

Don Coleman (47), Chief Operating Officer

Don Coleman has served as the Chief Operating Officer of the Company since 2003. Prior to joining the Company, Mr. Coleman oversaw mergers and acquisitions at Excite@Home, a pioneering provider of internet media services, which was acquired by InterActiveCorporation. Prior to joining Excite@Home, Mr. Coleman served as the co-founder and chief executive officer of Stanford Student Enterprises. Mr. Coleman received a B.A. and B.S. from Stanford University in Economics and Biology.

Michele Murgel (61), Chief People and Places Officer

Michele Murgel has served as Chief People and Places Officer of the Company since 2020 and previously served as Senior Vice President of the Company since 2015. Prior to joining the Company, Ms. Murgel served as the Vice President of Human Resources at Coupons.com (now Quotient Technology), overseeing all human resources functions through the company’s initial public offering in 2014. Prior to Coupons.com, Ms. Murgel held executive leadership roles with Zappos, Macromedia (which was acquired by Adobe in 2005) and Alias Research (which was acquired by Autodesk in 2006). Ms. Murgel studied at the University of Toronto, Mississauga and graduated from Humber College Institute of Technology and Advanced Learning.

Scott Fitzgerald (48), Chief Marketing Officer

Scott Fitzgerald has served as Chief Marketing Officer of the Company since May 2021. Prior to joining the Company, Mr. Fitzgerald was Chief Marketing Officer of Duck Creek Technologies Inc. from 2017 to May 2021. Prior to joining Duck Creek Technologies Inc., Mr. Fitzgerald was SVP of Marketing for BlueSnap, Inc. from July 2015 until March 2017. Mr. Fitzgerald has also previously served as VP, Marketing and VP, Product Line Manager of ACI Worldwide, Inc. from September 2010 to July 2015. Mr. Fitzgerald held various leadership positions at CA Technologies from December 2003 to September 2010. Prior to joining CA, Mr. Fitzgerald was with Cisco Systems, Inc. and American Power Conversion, Inc. from 2000 to 2002 and 1996 to 2000, respectively. Mr. Fitzgerald received a B.A. from Union College and an M.B.A. from the Babson F.W. Olin Graduate School of Business.

Additional information required by this Item will be provided by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2022.

Item 11. Executive Compensation

The information required by this Item will be provided by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be provided by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be provided by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be provided by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2022.

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

3. Exhibits

See the Exhibit Index of this Annual Report on Form 10-K set forth below.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Intapp, Inc.	8-K	001-40550	July 6, 2021	3.1

3.2	Amended and Restated Bylaws of Intapp, Inc.	8-K	001-40550	July 6, 2021	3.2

4.1	Description of Capital Stock	10-K	001-40550	September 15, 2021	4.1

10.1+	Intapp, Inc. Amended and Restated 2012 Stock Option and Grant Plan	S-1/A	333-256812	June 21, 2021	10.3

10.2+	Intapp, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-256812	June 21, 2021	10.4

10.3+	Intapp, Inc. 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.5

10.4+	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.6

10.5+	Form of Performance Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.7

10.6+	Form of Stock Option Award Agreement under the 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.8

10.7+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-256812	June 4, 2021	10.9

10.8	Second Amended and Restated Stockholders Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC and Anderson Investments Pte. Ltd.	8-K	001-40550	July 6, 2021	10.1

10.9	Second Amended and Restated Registration Rights Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC, Anderson Investments Pte. Ltd. and the individuals party thereto	8-K	001-40550	July 6, 2021	10.2

10.10+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and John Hall	S-1/A	333-256812	June 24, 2021	10.12

10.11+	Employment Agreement, dated as of June 29, 2021, by and between Intapp, Inc. and Donald Coleman	10-K	001-40550	September 15, 2021	10.11

10.12+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and Thad Jampol	S-1/A	333-256812	June 24, 2021	10.14

10.13+	Director Services Agreement, dated as of December 30, 2020, by and between Intapp, Inc. and Charles Moran	S-1	333-256812	June 4, 2021	10.15

10.14+	Consulting Agreement, dated March 1, 2016, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.16

10.15+	First Amendment to Consulting Agreement, dated April 28, 2017, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.17

10.16+	Second Amendment to Consulting Agreement, dated January 1, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.18

10.17+	Third Amendment to Consulting Agreement, dated April 29, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.19

10.18+	Fourth Amendment to Consulting Agreement, dated December 18, 2019, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.20

10.19+	Fifth Amendment to Consulting Agreement, dated June 16, 2020, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.21

10.20+	Sixth Amendment to Consulting Agreement, dated June 20, 2021, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1/A	333-256812	June 21, 2021	10.22

10.21†	Credit Agreement, dated as of October 5, 2021, by and among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40550	November 12, 2021	10.1

10.22†	Pledge and Security Agreement, dated as of October 5, 2021, by and among the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	001-40550	November 12, 2021	10.2

10.23

Amendment No. 1 to Credit Agreement and Pledge and Security Agreement, dated as of June 6, 2022, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

						X

10.24+	Seventh Amendment to Consulting Agreement, dated June 23, 2022, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.					X

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (included in signature pages hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+	Indicates a management contract or compensatory plan
†

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

Intapp, Inc.

Date: September 9, 2022	By:	/s/ John Hall
Name: John Hall
Title: Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2022	By:	/s/ Stephen Robertson
Name: Stephen Robertson
Title: Chief Financial Officer
(Principal Financial Officer)

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

Name	Title	Date

/s/ John Hall	Chief Executive Officer and Director (principal executive officer)	September 9, 2022
John Hall

/s/ Stephen Robertson	Chief Financial Officer (principal financial officer)	September 9, 2022
Stephen Robertson

/s/ Kalyani Tandon	Chief Accounting Officer (principal accounting officer)	September 9, 2022
Kalyani Tandon

/s/ Chris Gaffney	Director	September 9, 2022
Chris Gaffney

/s/ Derek Schoettle	Director	September 9, 2022
Derek Schoettle

/s/ Mukul Chawla	Director	September 9, 2022
Mukul Chawla

/s/ Charles Moran	Director	September 9, 2022
Charles Moran

/s/ George Neble	Director	September 9, 2022
George Neble

/s/ Ralph Baxter	Director	September 9, 2022
Ralph Baxter

/s/ Marie Wieck	Director	September 9, 2022
Marie Wieck

/s/ Nancy Harris	Director	September 9, 2022
Nancy Harris

/s/ Beverly Allen	Director	September 9, 2022
Beverly Allen