Form 10-Q
period 2022-09-30
Intapp, Inc.
filed 2022-11-08
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2022, the registrant had 63,003,131 shares of common stock, $0.001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022	1
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2022 and 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION	35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
	Signatures	37

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

You should read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$40,325	$50,783
Restricted cash	3,528	3,528
Accounts receivable, net of allowance for doubtful accounts of $892 and $918 as of September 30, 2022 and June 30, 2022, respectively	52,559	66,947
Unbilled receivables, net	8,961	6,763
Other receivables, net	1,050	3,199
Prepaid expenses	9,062	5,984
Deferred commissions, current	10,475	10,187
Total current assets	125,960	147,391
Property and equipment, net	14,052	12,283
Operating lease right-of-use assets	17,308	—
Goodwill	269,230	269,103
Intangible assets, net	45,349	48,430
Deferred commissions, noncurrent	14,861	14,755
Other assets	2,540	2,451
Total assets	$489,300	$494,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,539	$4,220
Accrued compensation	24,993	40,004
Accrued expenses	7,599	8,774
Deferred revenue, net	151,268	142,768
Other current liabilities	23,221	27,753
Total current liabilities	211,620	223,519
Deferred tax liabilities	1,940	2,099
Deferred revenue, noncurrent	1,324	2,712
Operating lease liabilities, noncurrent	16,405	—
Other liabilities	7,565	10,201
Total liabilities	238,854	238,531
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 62,985 and 62,739 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	63	63
Additional paid-in capital	658,523	643,227
Accumulated other comprehensive loss	(2,350)	(1,672)
Accumulated deficit	(405,790)	(385,736)
Total stockholders’ equity	250,446	255,882
Total liabilities and stockholders’ equity	$489,300	$494,413

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2022	2021
Revenues
SaaS and support	$56,813	$43,489
Subscription license	12,248	10,584
Total recurring revenues	69,061	54,073
Professional services	10,477	8,117
Total revenues	79,538	62,190
Cost of revenues
SaaS and support	12,398	11,342
Total cost of recurring revenues	12,398	11,342
Professional services	12,936	11,034
Total cost of revenues	25,334	22,376
Gross profit	54,204	39,814
Operating expenses:
Research and development	19,679	16,970
Sales and marketing	31,312	25,645
General and administrative	20,410	20,830
Impairment of lease related assets	1,949	—
Total operating expenses	73,350	63,445
Operating loss	(19,146)	(23,631)
Loss on debt extinguishment	—	(2,407)
Interest expense	(39)	(159)
Other income (expense), net	(684)	879
Net loss before income taxes	(19,869)	(25,318)
Income tax benefit (expense)	(185)	188
Net loss	$(20,054)	$(25,130)
Net loss per share, basic and diluted	$(0.32)	$(0.42)
Weighted-average shares used to compute net loss per share, basic and diluted	62,864	60,085

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2022	2021
Net loss	$(20,054)	$(25,130)
Other comprehensive loss:
Foreign currency translation adjustments	(678)	(280)
Other comprehensive loss	(678)	(280)
Comprehensive loss	$(20,732)	$(25,410)

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

			Three Months Ended September 30, 2022
			Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
			Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022			62,739	$63	$643,227	$(1,672)	$(385,736)	$255,882
Issuance of common stock upon exercise of stock options			111	—	1,029	—	—	1,029
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes			135	—	(1,501)	—	—	(1,501)
Stock-based compensation			—	—	15,768	—	—	15,768
Foreign currency translation adjustments			—	—	—	(678)	—	(678)
Net loss			—	—	—	—	(20,054)	(20,054)
Balance as of September 30, 2022			62,985	$63	$658,523	$(2,350)	$(405,790)	$250,446

	Three Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of June 30, 2021	19,034	$144,148	29,445	$29	$128,943	$(494)	$(286,058)	$(157,580)
Conversion of convertible preferred stock to common stock upon initial public offering	(19,034)	(144,148)	19,034	19	144,129	—	—	144,148
Issuance of common stock upon initial public offering, net of offering costs of $9,767	—	—	12,075	12	282,979	—	—	282,991
Issuance of common stock upon exercise of stock options	—	—	373	1	2,260	—	—	2,261
Stock-based compensation	—	—	—	—	19,028	—	—	19,028
Foreign currency translation adjustments	—	—	—	—	—	(280)	—	(280)
Net loss	—	—	—	—	—	—	(25,130)	(25,130)
Balance as of September 30, 2021	—	$—	60,927	$61	$577,339	$(774)	$(311,188)	$265,438

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(20,054)	$(25,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,116	4,052
Amortization of deferred financing costs	38	—
Amortization of operating lease right-of-use assets	1,273	—
Provision for doubtful accounts	158	291
Stock-based compensation	15,768	19,028
Impairment of lease related assets	1,949	—
Loss on debt extinguishment	—	2,407
Change in fair value of contingent consideration, including unrealized foreign exchange gain	(147)	(955)
Deferred income taxes	(158)	(244)
Other	—	36
Changes in operating assets and liabilities:
Accounts receivable	15,240	16,768
Unbilled receivables, current	(2,198)	(175)
Prepaid expenses and other assets	(1,307)	1,105
Deferred commissions	(394)	(1,630)
Accounts payable and accrued liabilities	(15,827)	(5,481)
Deferred revenue, net	7,112	574
Operating lease liabilities	(2,137)	—
Other liabilities	(217)	(5,997)
Net cash provided by operating activities	3,215	4,649
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,668)	(32)
Capitalized internal-use software costs	(1,266)	(831)
Net cash used in investing activities	(2,934)	(863)
Cash Flows from Financing Activities:
Payments on borrowings	—	(278,000)
Proceeds from initial public offering, net of underwriting discounts	—	292,758
Payments for deferred offering costs	—	(3,389)
Proceeds from stock option exercises	1,029	2,261
Payments related to tax withholding for vested equity awards	(1,501)	—
Payment of contingent consideration	(9,299)	—
Net cash provided by (used in) financing activities	(9,771)	13,630
Effect of foreign currency exchange rate changes on cash and cash equivalents	(968)	(215)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,458)	17,201
Cash, cash equivalents and restricted cash - beginning of period	54,311	41,463
Cash, cash equivalents and restricted cash - end of period	$43,853	$58,664
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$40,325	$54,937
Restricted cash	3,528	3,727
Total cash, cash equivalents and restricted cash	$43,853	$58,664

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1	$5,950
Cash paid for income taxes	$31	$38
Non-cash investing and financing activities:
Deferred offering costs in accounts payable and accrued liabilities	$—	$969
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$144,148

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 9, 2022. The unaudited condensed consolidated financial statements include accounts of the Company and its consolidated subsidiaries, after eliminating all inter-company transactions and balances.

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition including determination of the standalone selling price (“SSP”) of the deliverables included in multiple deliverable revenue arrangements; allowance for doubtful accounts; the depreciable lives of long-lived assets including intangible assets; the expected useful life of deferred commissions; the fair value of stock-based awards; the fair value of assets acquired and liabilities assumed in business combinations; goodwill and long-lived assets impairment assessment; the fair value of contingent consideration liabilities; the incremental borrowing rate used to determine the operating lease liabilities; valuation allowances on deferred tax assets; uncertain tax positions; and loss contingencies. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors including those resulting from the impacts of the COVID-19 pandemic and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Except for the accounting policy for leases, which was updated as a result of adopting a new accounting standard, there have been no material changes to the significant accounting policies during the three months ended September 30, 2022.

See “Recently Adopted Accounting Pronouncements” below for additional information on the impact of the adoption of the new accounting standard for leases on the Company’s consolidated financial statements.

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

The Company records revenues net of applicable sales taxes collected. Sales taxes collected from clients are recorded in other current liabilities in the accompanying unaudited condensed consolidated balance sheets and are remitted to state and local taxing jurisdictions based on the filing requirements of each jurisdiction.

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

No client individually accounted for 10% or more of the Company’s revenues for the three months ended September 30, 2022 and 2021. As of September 30, 2022, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2022, one client individually accounted for 20% of the Company’s total accounts receivable.

Leases

The Company leases its office space under non-cancelable operating lease agreements with expiration dates through 2030. The Company determines whether an arrangement constitutes a lease and records lease liabilities and right-of-use (ROU) assets on its unaudited condensed consolidated balance sheets at the lease commencement date. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on either the rate implicit in the lease or the Company's incremental borrowing rate, whichever is more readily determinable. Lease liabilities due within 12 months are included within other current liabilities on the Company's unaudited condensed consolidated balance sheets. The incremental borrowing rate is based on an estimate of the Company's expected senior unsecured borrowing rate based on synthetic credit rating, adjusted for collateralization. ROU assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the lease commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company.

The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components. For short-term leases, the Company records rent expense in its unaudited condensed consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.

ROU assets are evaluated for impairment whenever events or changes in the circumstances indicate that the carrying amount may not be recoverable.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASC 842). The guidance requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term. The Company adopted this guidance on July 1, 2022 using the optional transition method under the modified retrospective approach under which the results for the comparative prior periods were not restated.

The Company elected the package of transitional practical expedients, which allows the Company not to reassess under the new guidance our prior conclusions about lease identification, lease classification and initial direct costs, for any existing leases on the adoption date. The Company elected to combine the lease and non-lease components for all asset classes. The Company also elected not to record leases that, at the commencement date, have a lease term of 12 months or less. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of its ROU assets.

The Company elected to determine the discount rate for existing leases based on the remaining lease term and remaining minimum lease payments as of the adoption date.

Upon the adoption of ASC 842, the Company recognized ROU assets of $21.3 million with corresponding lease liabilities of $24.7 million on the unaudited condensed consolidated balance sheet. The ROU assets are net of adjustments of $3.4 million consisting of prepayments, deferred rent and accrued lease incentives related to its operating leases as of the adoption date.

See Note 7 Leases in the Notes to unaudited condensed consolidated financial statements for additional information.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this standard effective July 1, 2022. The adoption did not have a material impact on its condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The guidance is effective for the Company beginning July 1, 2023. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
United States	$55,652	$42,631
United Kingdom	13,012	11,878
Rest of the world	10,874	7,681
Total	$79,538	$62,190

No country other than those listed above accounted for 10% or more of the Company’s revenues during the three months ended September 30, 2022 and 2021.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	September 30, 2022	June 30, 2022
Unbilled accounts receivable, net(1)	$9,326	$6,922
Deferred revenue, net	152,592	145,480

(1)
The long-term portion of $365 and $159 as of September 30, 2022 and June 30, 2022, respectively, is included in other assets.

There was no allowance for doubtful accounts associated with unbilled receivables as of September 30, 2022 and June 30, 2022. During the three months ended September 30, 2022, the Company recognized $54.6 million in revenue pertaining to deferred revenue as of June 30, 2022.

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

As of September 30, 2022, approximately $355.8 million of revenues is expected to be recognized from remaining performance obligations with approximately 56% over the next 12 months and the remainder thereafter.

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Balance, beginning of period	$269,103	$262,270
Purchase price adjustment	784	—
Foreign currency translation adjustment	(657)	(255)
Balance, end of period	$269,230	$262,015

During the three months ended September 30, 2022, the Company recognized a purchase price adjustment of $0.8 million related to the Billstream acquisition that occurred in June 2022, which increased goodwill and deferred consideration.

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	September 30, 2022
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$47,600	$(20,924)	$26,676
Non-compete agreements	4 to 5	4,407	(2,992)	1,415
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(4,460)	3,362
Core technology	4 to 5	49,219	(40,431)	8,788
Backlog	2	500	(75)	425
Intangible assets, net		$114,231	$(68,882)	$45,349

	June 30, 2022
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$47,600	$(19,789)	$27,811
Non-compete agreements	4 to 5	4,407	(2,871)	1,536
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(4,190)	3,632
Core technology	4 to 5	49,219	(38,936)	10,283
Backlog	2	500	(15)	485
Intangible assets, net		$114,231	$(65,801)	$48,430

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Cost of SaaS and support	$1,496	$1,964
Sales and marketing	1,464	1,239
General and administrative	121	106
Total amortization expense	$3,081	$3,309

As of September 30, 2022, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (remaining 9 months)	$7,517
2024	9,104
2025	6,451
2026	4,271
2027	4,245
2028 and thereafter	9,078
Total remaining amortization	$40,666

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

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, non-current portion	—	—	4,126	4,126
Total	$—	$—	$4,126	$4,126

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$9,709	$9,709
Liability for contingent consideration, non-current portion	—	—	4,126	4,126
Total	$—	$—	$13,835	$13,835

In connection with the acquisition of Repstor, Limited (“Repstor”) in June 2021, the Company recorded contingent consideration liabilities representing the amounts payable to former Repstor shareholders based upon the achievement of certain performance measures. During the three months ended September 30, 2022, the Company paid $9.3 million in full consideration for the remaining contingent consideration.

In connection with the acquisition of Billstream in June 2022, the Company recorded $4.1 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The liability was included in other liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2022.

The fair value of the contingent consideration was initially estimated using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, have been recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Gains and losses arising from exchange rate fluctuation on these liabilities not denominated in U.S. Dollars have been included in other income (expense) on the unaudited condensed consolidated statements of operations.

Changes in the fair value of contingent consideration liabilities during the three months ended September 30, 2022 were as follows (in thousands):

Amount
Balance as of June 30, 2022	$13,835
Payment of contingent consideration	(9,299)
Effect of foreign currency exchange rate changes	(410)
Balance as of September 30, 2022	$4,126

Other financial instruments consist of accounts receivable, accounts payable and accrued expenses and other current liabilities. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to expected receipt or payment.

Note 6. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Computer equipment and software	$2,180	$1,197
Capitalized internal-use software	12,342	11,076
Furniture and office equipment	2,233	1,959
Leasehold improvements	5,764	5,284
Construction in progress	28	281
Total property and equipment	22,547	19,797
Less: accumulated depreciation and amortization	(8,495)	(7,514)
Property and equipment, net	$14,052	$12,283

Depreciation expense, excluding the amortization of capitalized internal-use software development costs, was $0.4 million and $0.3 million for each of the three months ended September 30, 2022 and 2021, respectively.

The Company capitalized $1.2 million and $0.8 million of costs related to software developed for internal use during the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to capitalized internal-use software was $0.6 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively. The net book value of capitalized software development costs was $7.9 million and $7.3 million as of September 30, 2022 and June 30, 2022, respectively.

Note 7. Leases

The Company leases the majority of its office space in the U.S., U.K., Singapore and Ukraine under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to 5 years.

As part of the Company's continuing assessment of its facilities requirements, in September 2022, the Company exited a portion of the leased office space in its headquarters in Palo Alto, California and amended the underlying lease agreement to relieve the Company of certain lease payments. As a result, the Company assessed the right-of-use asset associated with the leased office space and deemed it to be impaired. The Company also assessed the lease liability in view of the amended lease agreement. The Company recorded a charge of $1.9 million in connection with the impairment of the lease related asset and the reassessment of the lease liability, which was included in its unaudited condensed consolidated statements of operations during the three months ended September 30, 2022.

The components of lease costs were as follows (in thousands):

Operating Leases	Three Months Ended September 30, 2022
Operating lease cost (1)	$1,682
Short-term lease cost	210
Variable lease cost	12

(1) Amount excluded the impairment charge related to right-of-use lease assets of $1.9 million, as described above.

Rent expense for operating leases recognized prior to the adoption of ASC 842 for the three months ended September 30, 2021 was $2.2 million.

The weighted-average remaining lease term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	September 30, 2022
Weighted-average remaining lease term (in years)	6.4
Weighted-average discount rate	7.1%

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

Three Months Ended September 30, 2022
Cash payments included in the measurement of operating lease liabilities	$1,965

Current operating lease liabilities of $5.4 million were included in other current liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2022.

As of September 30, 2022, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (remaining 9 months)	$5,371
2024	3,583
2025	3,203
2026	3,251
2027	2,768
2028 and thereafter	9,201
Total lease payments	27,377
Less: imputed interest	(5,560)
Present value of operating lease liabilities	$21,817

Future minimum lease payments under non-cancelable operating leases as of June 30, 2022 under ASC 840 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023	$7,882
2024	3,625
2025	3,311
2026	3,359
2027	2,721
2028 and thereafter	9,379
Total future minimum lease payments	$30,277

Note 8. Commitments and Contingencies

Software and Other Commitments

In the ordinary course of business, the Company enters into commitments to purchase or subscribe to software that is required to conduct its business activities. The Company also has commitments towards its cloud hosting service providers. There were no material purchase commitments that were entered into during the three months ended September 30, 2022.

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

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of September 30, 2022.

As of September 30, 2022, there were no outstanding borrowings under the JPMorgan Credit Facility.

Note 10. Stockholders' Equity and Stock-Based Compensation

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

Equity Incentive Plans

In June 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan ("ESPP"). The 2021 Plan provides for the grant of restricted shares, restricted share units, performance shares, performance share units, deferred share units, share options and share appreciation rights. All employees, non-employee directors and selected third-party service providers of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2021 Plan. Eligible employees may purchase the Company’s common stock under the ESPP.

Both the 2021 Plan and ESPP include a provision to increase the share reserves on July 1 of each year through 2031. On July 1, 2022, 3,999,369 and 799,873 shares were added to the 2021 Plan and ESPP, respectively.

As of September 30, 2022, shares of common stock reserved for future issuance were as follows (in thousands):

September 30, 2022
Stock plans:
Outstanding stock options	12,569
Unvested performance stock units and restricted stock units	6,768
Reserved for ESPP	2,198
Reserved for future stock award grants	3,480
Total shares of common stock reserved for issuance	25,015

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

Stock Options

Stock options granted generally become exercisable ratably over a four-year period following the date of grant and expire 10 years from the date of grant. The exercise price of incentive stock options granted under the Plan prior to the IPO must have been at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of stock options granted under the Plan after the IPO was determined based on the fair market value of Company’s common stock on the date of grant.

Stock option activity under the Company’s equity incentive plans during the three months ended September 30, 2022 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2022	12,773	$10.56	6.5	$65,284
Granted	—	—
Exercised	(111)	9.25
Forfeited	(93)	16.75
Outstanding as of September 30, 2022	12,569	$10.52	6.2	$108,639

Vested and exercisable as of September 30, 2022	10,120	$9.06	5.8	$99,542
Vested and expected to vest as of September 30, 2022	12,569	$10.52	6.2	$108,639

(1)
Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

The total intrinsic value of stock options exercised and the proceeds from option exercises during the three months ended September 30, 2022 were $0.7 million and $1.0 million, respectively.

Performance Stock Units and Restricted Stock Units

The Company granted stock units to certain of its employees with vesting terms based on meeting certain revenue and profitability targets, and continued service. The Company also granted stock units to certain employees that vest based on continued service.

Performance stock unit activity during the three months ended September 30, 2022 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2022	3,470	$26.40
Granted	1,507	16.16
Vested	(207)	26.79
Forfeited	(106)	26.00
Balance as of September 30, 2022	4,664	$23.08

Restricted stock unit activity during the three months ended September 30, 2022 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2022	1,001	$29.18
Granted	1,164	17.19
Vested	(29)	36.61
Forfeited	(32)	26.56
Balance as of September 30, 2022	2,104	$22.46

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Cost of revenues
Cost of SaaS and support	$285	$168
Cost of professional services	748	580
Research and development	2,134	4,350
Sales and marketing	5,753	6,469
General and administrative	6,848	7,461
Total stock-based compensation	$15,768	$19,028

As of September 30, 2022, there was a total of $118.0 million in unrecognized compensation cost related to unvested stock-based awards, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase the Company's common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The initial offering period for the ESPP began on December 16, 2021 and will end on November 30, 2023. Subsequent offering periods will begin on the first trading day on or after each June 1 and December 1. The first purchase date was on May 31, 2022, and will be followed by three more purchase dates at six-month intervals during the initial offering period.

As of September 30, 2022, total unrecognized compensation cost related to the ESPP was $1.5 million, which will be amortized over a weighted-average vesting term of 2.3 years.

Note 11. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three months ended September 30, 2022 and 2021.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities. The Company’s tax returns remain open to examination as follows: U.S. federal and states, all tax years; and significant foreign jurisdictions, generally 2018 through 2022.

Note 12. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2022	2021
Numerator:
Net loss	$(20,054)	$(25,130)
Denominator:
Weighted-average shares used to compute net loss per share - basic and diluted	62,864	60,085
Net loss per share - basic and diluted	$(0.32)	$(0.42)

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of September 30,
	2022	2021
Outstanding stock options to purchase common stock	12,569	14,301
Unvested stock options exercised early	—	150
Unvested performance stock units and restricted stock units	6,768	4,682
Shares issuable under employee stock purchase plan	71	—
Total	19,408	19,133

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notes Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 9, 2022. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.

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

How We Generate Revenue

We generate revenues primarily from software subscriptions, typically with one-year or multi-year contract terms. We sell our software through a direct enterprise sales model, which targets clients based on end market, geography, firm size, and business need. We invested in developing a multi-tenant cloud version of our platform and launched our initial SaaS solutions in 2017. We recognize revenues from SaaS subscriptions ratably over the term of the contract, while we recognize revenues from the license component of on-premise subscriptions upfront and the support component of such subscriptions ratably over the support term. We generally price our subscriptions based on the modules deployed as well as the number of users adopting our solution.

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). Our trailing twelve months’ net revenue retention rate was above our expected range of 110% to 114% for the fifth quarter in a row. However, if our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

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

COVID-19 Expenses. In March 2022, with the easing of COVID-related restrictions, we announced a broad return to office on a voluntary basis and since then have experienced a resumption of more normal levels of business travel and in-person meetings and marketing events which has resulted in an increase in these costs. We continue to closely monitor the status of COVID-19 cases in the community to ensure the health and safety of our employees and clients and may reinstate travel and meeting restrictions from time to time in response to future COVID surges. We have also adopted a hybrid work model to allow flexibility for our employees which has resulted in a re-assessment of our facilities needs. In September 2022, we exited certain leased space in Palo Alto, California and recorded an impairment charge of $1.9 million and expect a reduction in rent expense for the remainder of fiscal year 2023. As we continue to evaluate our real estate needs, we may incur additional charges in the future in connection with exit activities.

Business Impact of Russia’s Invasion of Ukraine. In March 2022, in response to Russia’s invasion of Ukraine, we implemented contingency plans to ensure the safety of personnel and continuity of our contract research and development activity located in Ukraine, Russia and Belarus, including relocation of certain resources to other geographic locations and transitioning work previously performed by such teams to other teams outside of the conflict zone in the European Union, U.K. and Americas. We have officially ended all work performed by our contract resources in Russia and Belarus. As a result, we have incurred and expect to continue to incur a minor increase in research and development expenses due to increased labor rates pertaining to contract resources and relocation costs in connection with such resources, from Ukraine, Russia, and Belarus, to other jurisdictions and backfilling positions in other jurisdictions for those not willing or able to relocate. Any such increase has been and is expected to continue to be offset in part by cost reductions in future discretionary spending.

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

ARR was $284.3 million and $228.6 million as of September 30, 2022 and 2021, respectively, an increase of 24%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $176.2 million and $125.3 million as of September 30, 2022 and 2021, respectively, an increase of 41%, and represented 62% and 55% of ARR as of September 30, 2022 and 2021, respectively.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of September 30, 2022, we had over 2,150 clients. No single client represented more than 10% of total revenues for the three months ended September 30, 2022 and 2021.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of September 30, 2022 and 2021, we had 522 and 446 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 87% of our total revenues during each of the three months ended September 30, 2022 and 2021.

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

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead costs for facilities and IT) and accounted for 13% of our total revenues during each of the three months ended September 30, 2022 and 2021.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs as well as professional services and facilities costs related to our executive, finance, human resources, information technology and legal functions. As a public company, we expect to continue to incur significant accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the costs of achieving and maintaining compliance with the Sarbanes-Oxley Act, as well as insurance, investor relations and other costs associated with being a public company.

Impairment of Lease Related Assets

Impairment of lease related assets consists of charges related to the early exit of certain leased office space and amendment of the underlying lease agreement.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total dollar terms and as a percentage of total revenues (percentages may not add up due to rounding):

	Three Months Ended September 30,
	2022		2021
	(in thousands, except for percentages)
Revenues:
SaaS and support	$56,813	71%	$43,489	70%
Subscription license	12,248	15	10,584	17
Total recurring revenues	69,061	87	54,073	87
Professional services	10,477	13	8,117	13
Total revenues	79,538	100	62,190	100
Cost of revenues (1):
SaaS and support	12,398	16	11,342	18
Total cost of recurring revenues	12,398	16	11,342	18
Professional services	12,936	16	11,034	18
Total cost of revenues	25,334	32	22,376	36
Gross profit	54,204	68	39,814	64
Operating expenses (1):
Research and development	19,679	25	16,970	27
Sales and marketing	31,312	39	25,645	41
General and administrative	20,410	26	20,830	33
Impairment of lease related assets	1,949	2	—	—
Total operating expenses	73,350	92	63,445	102
Operating loss	(19,146)	(24)	(23,631)	(38)
Loss on debt extinguishment	—	—	(2,407)	(4)
Interest expense	(39)	—	(159)	—
Other income (expense), net	(684)	(1)	879	1
Net loss before income taxes	(19,869)	(25)	(25,318)	(41)
Income tax benefit (expense)	(185)	—	188	—
Net loss	$(20,054)	(25)%	$(25,130)	(40)%

(1) Amounts include stock-based compensation expense as follows:
	Three Months Ended September 30,
	2022		2021
Cost of SaaS and support	$285	—%	$168	—%
Cost of professional services	748	1	580	1
Research and development	2,134	3	4,350	7
Sales and marketing	5,753	7	6,469	11
General and administrative	6,848	9	7,461	12
Total stock-based compensation expense	$15,768	20	$19,028	31

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenues

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$56,813	$43,489	$13,324	31%
Subscription license	12,248	10,584	1,664	16%
Total recurring revenues	69,061	54,073	14,988	28%
Professional services	10,477	8,117	2,360	29%
Total revenues	$79,538	$62,190	$17,348	28%

Recurring Revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $15.0 million, or 28%, compared to the same period in the prior year.

Our SaaS and support revenues grew $13.3 million, or 31%, in the three months ended September 30, 2022 compared to the same period in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues increased by $1.7 million, or 16%, in the three months ended September 30, 2022 compared to the same period in the prior year, largely driven by customers’ annual renewals of expiring multi-year contracts.

Professional Services

Professional services revenues increased by $2.4 million, or 29%, for the three months ended September 30, 2022 compared to the same period in the prior year, This reflects a continuation in demand for implementation, upgrade and migration services consistent with our revenue growth.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$12,398	$11,342	$1,056	9%
Total cost of recurring revenues	12,398	11,342	1,056	9%
Professional services	12,936	11,034	1,902	17%
Total cost of revenues	25,334	22,376	2,958	13%

Gross profit:
SaaS and support	44,415	32,147	12,268	38%
Subscription license	12,248	10,584	1,664	16%
Total gross profit - recurring revenues	56,663	42,731	13,932	33%
Professional services	(2,459)	(2,917)	458	(16)%
Gross profit	$54,204	$39,814	$14,390	36%

Cost of SaaS and Support

Cost of SaaS and support revenues increased by $1.1 million, or 9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase can be attributed primarily to an increase in personnel-related costs of $0.5 million, (which reflects a benefit of $1.9 million in the three months ended September 30, 2022 resulting from an organizational realignment which reclassified expenses from cost of SaaS and support to sales and marketing), royalty expense of $0.5 million and cloud hosting costs of $0.4 million, partially offset by a decrease in amortization expense of $0.6 million relating to acquired intangible assets.

Cost of Professional Services

Cost of professional services revenues increased by $1.9 million, or 17%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in personnel-related costs of $1.0 million due to salary raises and increased headcount, subcontractor costs of $0.4 million, and other allocated overhead costs of $0.3 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross Profit

Gross profit increased by $14.4 million, or 36%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Of this increase, $12.3 million was attributable to growth in SaaS and support revenues and the reduction in SaaS and support costs resulting from the organizational realignment of part of the client success team to sales and marketing. The balance of the improvement in gross profit was attributable to the increase in subscription license revenue which contributed $1.7 million and the decrease in losses on professional services which contributed $0.4 million.

Operating Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$19,679	$16,970	$2,709	16%
Sales and marketing	31,312	25,645	5,667	22%
General and administrative	20,410	20,830	(420)	(2)%
Impairment of lease related assets	1,949	—	1,949	*
Total operating expenses	$73,350	$63,445	$9,905	16%

*Not meaningful

Research and Development

Research and development expenses increased by $2.7 million, or 16%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Contractor and personnel-related costs increased by $2.3 million and $1.9 million, respectively, as we increased contract resources and our headcount to support on-going development of our cloud offerings. Cloud hosting costs increased by $0.4 million and allocated overhead costs increased by $0.3 million due to increased facility costs and headcount. These increases were partially offset by a decrease of $2.2 million in stock-based compensation expense arising primarily from the reversal of stock-based compensation expense on forfeitures of unvested performance stock awards.

Sales and Marketing

Sales and marketing expenses increased by $5.7 million, or 22%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Personnel-related costs increased by $4.2 million due to increased headcount, ($1.9 million of which was due to the organizational realignment of part of the client success team to sales and marketing) and higher sales commissions driven by increased sales. Marketing expenses increased by $1.2 million largely due to a return to more normal levels of travel and company and marketing events following the easing of COVID-related restrictions on travel and in-person events. Allocated overhead costs increased by $0.8 million due to increased IT and facility costs and headcount. These increases were partially offset by a decrease of $0.7 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards.

General and Administrative

General and administrative expenses decreased by $0.4 million, or 2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily driven by an increase of $1.4 million in costs allocated to other functions due to increased IT and facility costs as well as increase in headcount in non-G&A departments and a decrease of $0.6 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards. These decreases were partially offset by an increase of $1.6 million in personnel-related costs primarily due to annual salary increases and increased headcount.

Impairment of lease related assets

Impairment of lease related assets of $1.9 million during the three months ended September 30, 2022 related to accelerated amortization expense associated with right-of-use leased assets on the early exit of a leased office space, offset by a benefit arising from the amendment of the underlying lease agreement which resulted in a reduction in the related lease payment obligation.

Loss on Debt Extinguishment

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Loss on debt extinguishment	$—	$(2,407)	$2,407	*

*Not meaningful

Loss on debt extinguishment of $2.4 million during the three months ended September 30, 2021 related to the write-off of unamortized deferred financing costs upon the full repayment of our debt under the Prior Credit Facility in July 2021.

Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Interest expense	$(39)	$(159)	$120	(75)%
Other income (expense), net	$(684)	$879	$(1,563)	(178)%

Interest expense decreased by $0.1 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was due to the full repayment of our debt under the Prior Credit Facility in July 2021.

The change in other income (expense), net, was primarily due to the impact of fluctuations in foreign currency rates on our monetary asset and liability balances denominated in currencies other than the U.S. Dollar, primarily British Pounds. We had foreign exchange losses on our net monetary asset position as a result of the British Pound weakening against the U.S. Dollar during the three months ended September 30, 2022 compared to foreign exchange gains on our net monetary liability position during the same period in the prior year.

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$(185)	$188	$(373)	(198)%

Income tax expense was $0.2 million for the three months ended September 30, 2022 compared to an income tax benefit of $0.2 million recorded during the three months ended September 30, 2021. Our income tax expense during the three months ended September 30, 2022 is primarily attributable to income tax expense in a number of U.S. state jurisdictions and foreign jurisdictions. Our income tax benefit during the three months ended September 30, 2021 was primarily attributable to income tax benefits from net losses in our foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $43.9 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

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

We expect that operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents and restricted cash as of September 30, 2022, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of September 30, 2022, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 9 to our unaudited condensed consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Three Months Ended September 30,
	2022	2021
Net cash provided by operating activities (1)	$3,215	$4,649
Net cash used in investing activities	(2,934)	(863)
Net cash provided by (used in) financing activities	(9,771)	13,630
Effect of foreign currency exchange rate changes on cash and cash equivalents	(968)	(215)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,458)	$17,201

(1) Includes debt-related cash interest payments of $6.0 million during the three months ended September 30, 2021.

Operating Activities

During the three months ended September 30, 2022, net cash provided by operating activities was $3.2 million, as our operating loss of $20.1 million was reduced by $23.3 million of adjustments. These adjustments consisted of $23.0 million of non-cash charges (principally comprising stock-based compensation expense, depreciation and amortization, impairment of lease related assets and amortization of operating lease right-of-use assets), and net cash inflow of $0.3 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $15.2 million due to the timing of billing and collections on our outstanding receivables and an increase in deferred revenue of $7.1 million due to our revenue growth. These changes were partially offset by a decrease in accounts payable and accrued liabilities of $15.8 million primarily due to payments for annual bonuses, an increase in unbilled receivables of $2.2 million due to the timing of invoicing to our clients, a decrease in operating lease liabilities of $2.1 million due to lease payments, and an increase of $1.3 million in prepaid expenses and other assets due to the timing of payments.

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

During the three months ended September 30, 2022, net cash used in investing activities was $2.9 million, consisting of capital expenditures of $1.7 million on property and equipment largely of computer equipment and leasehold improvements to our London office in U.K., and capitalized internal-use software costs of $1.2 million.

During the three months ended September 30, 2021, net cash used in investing activities was $0.9 million, primarily consisting of capitalized internal-use software costs.

Financing Activities

During the three months ended September 30, 2022, net cash used in financing activities was $9.8 million, primarily comprised of a payment of $9.3 million which represented the final contingent consideration related to the acquisition of Repstor and $1.5 million of payments related to employee payroll tax withholding on vested equity awards, partially offset by $1.0 million of proceeds from stock option exercises.

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

Material Cash Requirements

Except as described below, there have been no significant changes in our material cash requirements from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 9, 2022.

In connection with the acquisition of Repstor in June 2021, we were obligated to make certain earn-out payments upon the achievement of certain performance measures. During the three months ended September 30, 2022, we paid $9.3 million in full consideration for the remaining contingent consideration.

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

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended September 30,
	2022	2021
Gross profit	$54,204	$39,814
Adjusted to exclude the following (as related to cost of revenues):
Stock-based compensation	1,033	748
Amortization of intangible assets	1,496	1,964
Non-GAAP gross profit	$56,733	$42,526

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Three Months Ended September 30,
	2022	2021
Total recurring revenues	$69,061	$54,073
Total cost of recurring revenues	12,398	11,342
Recurring gross profit	56,663	42,731
Adjusted to exclude the following (as related to cost of recurring revenues)
Stock-based compensation	285	168
Amortization of intangible assets	1,496	1,964
Non-GAAP recurring gross profit	$58,444	$44,863

Non-GAAP Operating Profit (Loss)

We define non-GAAP operating profit (loss) as GAAP operating loss excluding stock-based compensation expense, amortization of intangible assets, change in fair value of contingent consideration, acquisition-related transaction costs, impairment of lease related assets and lease modification. We believe non-GAAP operating profit (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of GAAP operating loss.

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (loss) (in thousands):

	Three Months Ended September 30,
	2022	2021
GAAP Operating loss	$(19,146)	$(23,631)
Adjusted to exclude the following (including the portion related to total cost of revenues):
Stock-based compensation	15,768	19,028
Amortization of intangible assets	3,081	3,309
Impairment of lease related assets	1,949	—
Change in fair value of contingent consideration	—	337
Acquisition-related transaction costs	159	81
Non-GAAP operating profit (loss)	$1,811	$(876)

Indebtedness

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate of either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of September 30, 2022.

As of September 30, 2022, no amounts have been borrowed under the JPMorgan Credit Facility.

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

There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 9, 2022.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. Our exposure to foreign currency exchange risk relates primarily to our accounts receivable, cash balances and other employee compensation related obligations denominated in British Pounds. If a hypothetical 10% change in the relative value of U.S. dollar to British Pound were to occur in the future, the resulting gain or loss would be immaterial on our operating results.

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three months ended September 30, 2022 and 2021. Clients representing in excess of 10% of our accounts receivable balance at September 30, 2022 and June 30, 2022 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our senior secured revolving credit facility of up to $100.0 million. As of September 30, 2022, we had no outstanding loan balance under this facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) LIBOR plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 8. “Commitments and Contingencies—Litigation” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We cannot predict the results of any such disputes, and regardless of the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Intapp, Inc.

Date: November 8, 2022	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Stephen Robertson
Stephen Robertson
Chief Financial Officer (Principal Financial Officer)