Form 10-Q
period 2022-12-31
Intapp, Inc.
filed 2023-02-08
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2023, the registrant had 63,751,804 shares of common stock, $0.001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2022 and 2021	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended December 31, 2022 and 2021	3
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended December 31, 2022 and 2021	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2022 and 2021	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
	Signatures	40

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

•

the effect of global events, such as outbreaks, epidemics, or pandemics involving public health, including the COVID-19 pandemic, and Russia’s invasion of Ukraine, on the U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2022	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$51,563	$50,783
Restricted cash	1,007	3,528
Accounts receivable, net of allowance for doubtful accounts of $1,404 and $918 as of December 31, 2022 and June 30, 2022, respectively	68,193	66,947
Unbilled receivables, net	9,153	6,763
Other receivables, net	935	3,199
Prepaid expenses	7,489	5,984
Deferred commissions, current	10,897	10,187
Total current assets	149,237	147,391
Property and equipment, net	14,834	12,283
Operating lease right-of-use assets	16,890	—
Goodwill	269,865	269,103
Intangible assets, net	42,843	48,430
Deferred commissions, noncurrent	15,601	14,755
Other assets	1,853	2,451
Total assets	$511,123	$494,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,090	$4,220
Accrued compensation	31,342	40,004
Accrued expenses	7,915	8,774
Deferred revenue, net	162,953	142,768
Other current liabilities	26,712	27,753
Total current liabilities	235,012	223,519
Deferred tax liabilities	1,795	2,099
Deferred revenue, noncurrent	1,300	2,712
Operating lease liabilities, noncurrent	16,567	—
Other liabilities	3,593	10,201
Total liabilities	258,267	238,531
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 63,651 and 62,739 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	64	63
Additional paid-in capital	680,035	643,227
Accumulated other comprehensive loss	(1,699)	(1,672)
Accumulated deficit	(425,544)	(385,736)
Total stockholders’ equity	252,856	255,882
Total liabilities and stockholders’ equity	$511,123	$494,413

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenues
SaaS and support	$61,605	$46,970	$118,418	$90,459
Subscription license	10,979	9,323	23,227	19,907
Total recurring revenues	72,584	56,293	141,645	110,366
Professional services	12,108	8,404	22,585	16,521
Total revenues	84,692	64,697	164,230	126,887
Cost of revenues
SaaS and support	12,456	12,175	24,854	23,517
Total cost of recurring revenues	12,456	12,175	24,854	23,517
Professional services	14,329	11,378	27,265	22,412
Total cost of revenues	26,785	23,553	52,119	45,929
Gross profit	57,907	41,144	112,111	80,958
Operating expenses:
Research and development	23,392	17,386	43,071	34,356
Sales and marketing	33,538	26,840	64,850	52,485
General and administrative	20,753	21,217	41,163	42,047
Lease modification and impairment	(348)	—	1,601	—
Total operating expenses	77,335	65,443	150,685	128,888
Operating loss	(19,428)	(24,299)	(38,574)	(47,930)
Loss on debt extinguishment	—	—	—	(2,407)
Interest expense	(39)	(38)	(78)	(197)
Other income (expense), net	179	(419)	(505)	460
Net loss before income taxes	(19,288)	(24,756)	(39,157)	(50,074)
Income tax benefit (expense)	(466)	531	(651)	719
Net loss	$(19,754)	$(24,225)	$(39,808)	$(49,355)
Net loss per share, basic and diluted	$(0.31)	$(0.40)	$(0.63)	$(0.82)
Weighted-average shares used to compute net loss per share, basic and diluted	63,287	60,889	63,076	60,487

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(19,754)	$(24,225)	$(39,808)	$(49,355)
Other comprehensive income (loss):
Foreign currency translation adjustments	651	43	(27)	(237)
Other comprehensive income (loss)	651	43	(27)	(237)
Comprehensive loss	$(19,103)	$(24,182)	$(39,835)	$(49,592)

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of September 30, 2022	62,985	$63	$658,523	$(2,350)	$(405,790)	$250,446
Issuance of common stock upon exercise of stock options	312	1	3,450	—	—	3,451
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	288	—	(3,447)	—	—	(3,447)
Issuance of common stock under employee stock purchase plan	66	—	1,241	—	—	1,241
Stock-based compensation	—	—	20,268	—	—	20,268
Foreign currency translation adjustments	—	—	—	651	—	651
Net loss	—	—	—	—	(19,754)	(19,754)
Balance as of December 31, 2022	63,651	$64	$680,035	$(1,699)	$(425,544)	$252,856

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of September 30, 2021	60,927	$61	$577,339	$(774)	$(311,188)	$265,438
Issuance of common stock upon exercise of stock options	222	—	1,622	—	—	1,622
Stock-based compensation	—	—	20,440	—	—	20,440
Foreign currency translation adjustments	—	—	—	43	—	43
Net loss	—	—	—	—	(24,225)	(24,225)
Balance as of December 31, 2021	61,149	$61	$599,401	$(731)	$(335,413)	$263,318

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

			Six Months Ended December 31, 2022
			Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
			Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022			62,739	$63	$643,227	$(1,672)	$(385,736)	$255,882
Issuance of common stock upon exercise of stock options			423	1	4,479	—	—	4,480
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes			423	—	(4,948)	—	—	(4,948)
Issuance of common stock under employee stock purchase plan			66	—	1,241	—	—	1,241
Stock-based compensation			—	—	36,036	—	—	36,036
Foreign currency translation adjustments			—	—	—	(27)	—	(27)
Net loss			—	—	—	—	(39,808)	(39,808)
Balance as of December 31, 2022			63,651	$64	$680,035	$(1,699)	$(425,544)	$252,856

	Six Months Ended December 31, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of June 30, 2021	19,034	$144,148	29,445	$29	$128,943	$(494)	$(286,058)	$(157,580)
Conversion of convertible preferred stock to common stock upon initial public offering	(19,034)	(144,148)	19,034	19	144,129	—	—	144,148
Issuance of common stock upon initial public offering, net of offering costs of $9,767	—	—	12,075	12	282,979	—	—	282,991
Issuance of common stock upon exercise of stock options	—	—	595	1	3,882	—	—	3,883
Stock-based compensation	—	—	—	—	39,468	—	—	39,468
Foreign currency translation adjustments	—	—	—	—	—	(237)	—	(237)
Net loss	—	—	—	—	—	—	(49,355)	(49,355)
Balance as of December 31, 2021	—	$—	61,149	$61	$599,401	$(731)	$(335,413)	$263,318

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(39,808)	$(49,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,737	8,156
Amortization of deferred financing costs	77	37
Amortization of operating lease right-of-use assets	2,404	—
Provision for doubtful accounts	676	594
Stock-based compensation	36,036	39,468
Lease modification and impairment	1,601	—
Loss on debt extinguishment	—	2,407
Change in fair value of contingent consideration, including unrealized foreign exchange gain	(232)	(489)
Deferred income taxes	(304)	(609)
Other	—	39
Changes in operating assets and liabilities:
Accounts receivable	(1,514)	7,153
Unbilled receivables, current	(2,390)	(61)
Prepaid expenses and other assets	1,029	1,532
Deferred commissions	(1,556)	(3,356)
Accounts payable and accrued liabilities	(8,094)	(3,678)
Deferred revenue, net	18,773	10,022
Operating lease liabilities	(3,123)	—
Other liabilities	2,035	(5,335)
Net cash provided by operating activities	13,347	6,525
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,698)	(116)
Capitalized internal-use software costs	(2,697)	(1,938)
Net cash used in investing activities	(4,395)	(2,054)
Cash Flows from Financing Activities:
Payments on borrowings	—	(278,000)
Proceeds from initial public offering, net of underwriting discounts	—	292,758
Payments for deferred offering costs	—	(4,358)
Proceeds from stock option exercises	4,480	3,883
Proceeds from employee stock purchase plan	1,241	—
Payments related to tax withholding for vested equity awards	(4,948)	—
Payments of contingent consideration and acquisition-related holdback	(11,115)	—
Payment of deferred financing costs	—	(769)
Net cash provided by (used in) financing activities	(10,342)	13,514
Effect of foreign currency exchange rate changes on cash and cash equivalents	(351)	303
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,741)	18,288
Cash, cash equivalents and restricted cash - beginning of period	54,311	41,463
Cash, cash equivalents and restricted cash - end of period	$52,570	$59,751
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$51,563	$56,024
Restricted cash	1,007	3,727
Total cash, cash equivalents and restricted cash	$52,570	$59,751

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2	$5,950
Cash paid for income taxes	$745	$251
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$308	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$144,148

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

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other period.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition including determination of the standalone selling price (“SSP”) of the deliverables included in multiple deliverable revenue arrangements; allowance for doubtful accounts; the depreciable lives of long-lived assets including intangible assets; the expected useful life of deferred commissions; the fair value of stock-based awards; the fair value of assets acquired and liabilities assumed in business combinations; goodwill and long-lived assets impairment assessment; the fair value of contingent consideration liabilities; the incremental borrowing rate used to determine the operating lease liabilities; valuation allowances on deferred tax assets; uncertain tax positions; and loss contingencies. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Except for the accounting policy for leases, which was updated as a result of adopting a new accounting standard, there have been no material changes to the significant accounting policies during the three and six months ended December 31, 2022.

See “Recently Adopted Accounting Pronouncements” below for additional information on the impact of the adoption of the new accounting standard for leases on the Company’s condensed consolidated financial statements.

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

No client individually accounted for 10% or more of the Company’s revenues for the three and six months ended December 31, 2022 and 2021. As of December 31, 2022, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2022, one client individually accounted for 20% of the Company’s total accounts receivable.

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

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
United States	$57,887	$44,474	$113,539	$87,105
United Kingdom	13,511	11,442	26,523	23,320
Rest of the world	13,294	8,781	24,168	16,462
Total	$84,692	$64,697	$164,230	$126,887

No country other than those listed above accounted for 10% or more of the Company’s revenues during the three and six months ended December 31, 2022 and 2021.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	December 31, 2022	June 30, 2022
Unbilled accounts receivable, net(1)	$9,198	$6,922
Deferred revenue, net	164,253	145,480

(1)
The long-term portion of $45 and $159 as of December 31, 2022 and June 30, 2022, respectively, is included in other assets.

There was no allowance for doubtful accounts associated with unbilled receivables as of December 31, 2022 and June 30, 2022. During the six months ended December 31, 2022, the Company recognized $96.9 million in revenue pertaining to deferred revenue as of June 30, 2022.

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

As of December 31, 2022, approximately $390.3 million of revenues is expected to be recognized from remaining performance obligations with approximately 58% over the next 12 months and the remainder thereafter.

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Six Months Ended December 31,
	2022	2021
Balance, beginning of period	$269,103	$262,270
Purchase price adjustment	784	—
Foreign currency translation adjustment	(22)	(227)
Balance, end of period	$269,865	$262,043

During the six months ended December 31, 2022, the Company recognized a purchase price adjustment of $0.8 million related to the Billstream acquisition that occurred in June 2022, which increased goodwill and deferred consideration.

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	December 31, 2022
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$47,600	$(22,058)	$25,542
Non-compete agreements	4 to 5	4,407	(3,113)	1,294
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(4,730)	3,092
Core technology	4 to 5	49,219	(41,349)	7,870
Backlog	2	500	(138)	362
Intangible assets, net		$114,231	$(71,388)	$42,843

	June 30, 2022
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$47,600	$(19,789)	$27,811
Non-compete agreements	4 to 5	4,407	(2,871)	1,536
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(4,190)	3,632
Core technology	4 to 5	49,219	(38,936)	10,283
Backlog	2	500	(15)	485
Intangible assets, net		$114,231	$(65,801)	$48,430

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cost of SaaS and support	$917	$1,963	$2,413	$3,927
Sales and marketing	1,467	1,240	2,931	2,479
General and administrative	122	107	243	213
Total amortization expense	$2,506	$3,310	$5,587	$6,619

As of December 31, 2022, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (remaining 6 months)	$5,011
2024	9,104
2025	6,451
2026	4,271
2027	4,245
2028 and thereafter	9,078
Total remaining amortization	$38,160

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

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	—	—	3,894	3,894
Total	$—	$—	$3,894	$3,894

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$9,709	$9,709
Liability for contingent consideration, non-current portion	—	—	4,126	4,126
Total	$—	$—	$13,835	$13,835

In connection with the acquisition of Repstor, Limited (“Repstor”) in June 2021, the Company recorded contingent consideration liabilities representing the amounts payable to former Repstor shareholders based upon the achievement of certain performance measures. During the six months ended December 31, 2022, the Company paid $9.3 million in full consideration for the remaining contingent consideration.

In connection with the acquisition of Billstream in June 2022, the Company recorded $4.1 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The liability was included in other liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2022. As of December 31, 2022, the fair value of the contingent consideration was re-measured at $3.9 million and reclassified to other current liabilities.

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

Changes in the fair value of contingent consideration liabilities during the six months ended December 31, 2022 were as follows (in thousands):

Amount
Balance as of June 30, 2022	$13,835
Payment of contingent consideration	(9,299)
Change in fair value of contingent consideration	(232)
Effect of foreign currency exchange rate changes	(410)
Balance as of December 31, 2022	$3,894

Other financial instruments consist of accounts receivable, accounts payable and accrued expenses and other current liabilities. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to expected receipt or payment.

Note 6. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Computer equipment and software	$1,881	$1,197
Capitalized internal-use software	13,773	11,076
Furniture and office equipment	2,433	1,959
Leasehold improvements	5,887	5,284
Construction in progress	83	281
Total property and equipment	24,057	19,797
Less: accumulated depreciation and amortization	(9,223)	(7,514)
Property and equipment, net	$14,834	$12,283

Depreciation expense, excluding the amortization of capitalized internal-use software development costs, was $0.4 million and $0.3 million for the three months ended December 31, 2022 and 2021, respectively, and was $0.8 million and $0.6 million for the six months ended December 31, 2022 and 2021, respectively.

The Company capitalized $2.7 million and $1.9 million of costs related to software developed for internal use during the six months ended December 31, 2022 and 2021, respectively. Amortization expense related to capitalized internal-use software was $0.7 million and $0.5 million for the three months ended December 31, 2022 and 2021, respectively, and was $1.3 million and $0.9 million for the six months ended December 31, 2022 and 2021, respectively. The net book value of capitalized software development costs was $8.7 million and $7.3 million as of December 31, 2022 and June 30, 2022, respectively.

Note 7. Leases

The Company leases the majority of its office space in the U.S., U.K., Singapore and Ukraine under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to 5 years.

As part of the Company's continuing assessment of its facilities requirements, during the first half of fiscal year 2023, the Company exited a portion of the leased office space in its headquarters in Palo Alto, California and amended the underlying lease agreement to relieve the Company of certain lease payments. As a result, the Company assessed the right-of-use asset associated with the leased office space and deemed it to be impaired. The Company also assessed the lease liability in view of the amended lease agreement. The Company recorded a net charge of $1.6 million in connection with the impairment of the related operating lease right-of-use asset and the reassessment of the lease liability, which was included in its unaudited condensed consolidated statements of operations during the six months ended December 31, 2022.

The components of lease costs were as follows (in thousands):

Operating Leases	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
Operating lease cost (1)	$1,508	$3,190
Short-term lease cost	188	398

(1) Amount excluded a benefit on lease modification of $0.3 million and a net charge of $1.6 million related to lease modification and impairment for the three and six months ended December 31, 2022, respectively, as described above.

Rent expense for operating leases recognized prior to the adoption of ASC 842 for the three and six months ended December 31, 2021 was $2.2 million and $4.4 million, respectively.

The weighted-average remaining lease term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	December 31, 2022
Weighted-average remaining lease term (in years)	6.5
Weighted-average discount rate	7.1%

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

Six Months Ended December 31, 2022
Cash payments included in the measurement of operating lease liabilities	$3,852
ROU assets obtained in exchange for new operating lease liabilities	713

Current operating lease liabilities of $4.6 million were included in other current liabilities on the Company’s condensed consolidated balance sheets as of December 31, 2022.

As of December 31, 2022, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (remaining 6 months)	$3,776
2024	3,746
2025	3,311
2026	3,359
2027	2,831
2028 and thereafter	9,473
Total lease payments	26,496
Less: imputed interest	(5,338)
Present value of operating lease liabilities	$21,158

Future minimum lease payments under non-cancelable operating leases as of June 30, 2022 under ASC 840 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023	$7,882
2024	3,625
2025	3,311
2026	3,359
2027	2,721
2028 and thereafter	9,379
Total future minimum lease payments	$30,277

Note 8. Commitments and Contingencies

Software and Other Commitments

In the ordinary course of business, the Company enters into commitments to purchase or subscribe to software that is required to conduct its business activities. The Company also has commitments towards its cloud hosting service providers. There were no material purchase commitments that were entered into during the six months ended December 31, 2022.

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. Payments under this agreement are expected to commence in calendar year 2023. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12 month period to the end of December 2029.

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

Note 9. Debt

As of June 30, 2021, the Company had outstanding borrowings of $273.0 million under a term loan and $5.0 million under an associated revolving credit facility (together, the “Prior Credit Facility”). On July 12, 2021, amounts outstanding under the Prior Credit Facility were repaid in full from proceeds of the IPO. As a result of the extinguishment of the debt, a loss of $2.4 million related to the write-off of unamortized financing costs, has been recorded as a loss on debt extinguishment in the unaudited condensed consolidated statement of operations for the six months ended December 31, 2021.

On October 5, 2021, the Company entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022 (the “Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”). The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million (the “JPMorgan Credit Facility”). The Credit Agreement also provides that the Company may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million, subject to certain administrative procedures, including approval by the Administrative Agent. Future borrowings under the JPMorgan Credit Facility will bear interest, at the Company’s election, at an annual rate based on either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on the Company’s total net leverage ratio.

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

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of December 31, 2022.

As of December 31, 2022, there were no outstanding borrowings under the JPMorgan Credit Facility.

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

As of December 31, 2022, shares of common stock reserved for future issuance were as follows (in thousands):

December 31, 2022
Stock plans:
Outstanding stock options	12,153
Unvested performance stock units and restricted stock units	6,655
Reserved for ESPP	2,132
Reserved for future stock award grants	3,252
Total shares of common stock reserved for issuance	24,192

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

Stock option activity under the Company’s equity incentive plans during the six months ended December 31, 2022 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2022	12,773	$10.56	6.5	$65,284
Granted	—	—
Exercised	(423)	10.60
Forfeited	(197)	18.02
Outstanding as of December 31, 2022	12,153	$10.43	5.9	$177,174

Vested and exercisable as of December 31, 2022	10,278	$9.25	5.6	$161,657
Vested and expected to vest as of December 31, 2022	12,153	$10.43	5.9	$177,174

(1)
Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

The total intrinsic value of stock options exercised and the proceeds from option exercises during the six months ended December 31, 2022 were $4.2 million and $4.5 million, respectively.

Performance Stock Units and Restricted Stock Units

The Company granted stock units to certain of its employees with vesting terms based on meeting certain revenue and profitability targets, and continued service. The Company also granted stock units to certain employees that vest based on continued service.

Performance stock unit activity during the six months ended December 31, 2022 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2022	3,470	$26.40
Granted	1,581	16.40
Vested	(472)	25.50
Forfeited	(106)	26.00
Balance as of December 31, 2022	4,473	$22.97

Restricted stock unit activity during the six months ended December 31, 2022 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2022	1,001	$29.18
Granted	1,458	18.11
Vested	(210)	27.84
Forfeited	(67)	25.09
Balance as of December 31, 2022	2,182	$22.03

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Cost of revenues
Cost of SaaS and support	$546	$355	$831	$523
Cost of professional services	1,145	835	1,893	1,415
Research and development	4,646	4,285	6,780	8,635
Sales and marketing	6,352	6,888	12,105	13,357
General and administrative	7,579	8,077	14,427	15,538
Total stock-based compensation	$20,268	$20,440	$36,036	$39,468

As of December 31, 2022, there was a total of $104.9 million in unrecognized compensation cost related to unvested stock-based awards, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase the Company's common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The initial offering period for the ESPP began on December 16, 2021 and will end on November 30, 2023. Subsequent offering periods will begin on the first trading day on or after each June 1 and December 1. The first purchase date was on May 31, 2022, and will be followed by three more purchase dates at six-month intervals during the initial offering period. During the six months ended December 31, 2022, 65,514 shares have been purchased under the ESPP.

As of December 31, 2022, total unrecognized compensation cost related to the ESPP was $1.5 million, which will be amortized over a weighted-average vesting term of 0.9 years.

Note 11. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three and six months ended December 31, 2022 and 2021.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(19,754)	$(24,225)	$(39,808)	$(49,355)
Denominator:
Weighted-average shares used to compute net loss per share - basic and diluted	63,287	60,889	63,076	60,487
Net loss per share - basic and diluted	$(0.31)	$(0.40)	$(0.63)	$(0.82)

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of December 31,
	2022	2021
Outstanding stock options to purchase common stock	12,153	13,962
Unvested performance stock units and restricted stock units	6,655	4,818
Shares issuable under employee stock purchase plan	14	7
Total	18,822	18,787

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We upsold additional seats and cross-sold new solutions to our existing clients such that our trailing twelve months’ net revenue retention rate as of December 31, 2022 was above our projected range of 110% to 114%. However, if our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

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

COVID-19 Expenses. In March 2022, with the easing of COVID-related restrictions, we announced a broad return to office on a voluntary basis and since then have experienced a resumption of more normal levels of business travel and in-person meetings and marketing events which has resulted in an increase in these costs. We continue to closely monitor the status of COVID-19 cases in the community to ensure the health and safety of our employees and clients and may reinstate travel and meeting restrictions from time to time in response to future COVID surges. We have also adopted a hybrid work model to allow flexibility for our employees which has resulted in a re-assessment of our facilities needs. In the first half of fiscal year 2023, we exited certain leased space in Palo Alto, California and recorded a net charge of $1.6 million in connection with the impairment of the related operating lease right-of-use asset and the reassessment of the lease liability. We expect a reduction in rent expense for the remainder of fiscal year 2023. As we continue to evaluate our real estate needs, we may incur additional charges in the future in connection with exit activities.

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

ARR was $301.3 million and $240.0 million as of December 31, 2022 and 2021, respectively, an increase of 26%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $191.8 million and $135.3 million as of December 31, 2022 and 2021, respectively, an increase of 42%, and represented 64% and 56% of ARR as of December 31, 2022 and 2021, respectively.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of December 31, 2022, we had over 2,200 clients. No single client represented more than 10% of total revenues for the three and six months ended December 31, 2022 and 2021.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of December 31, 2022 and 2021, we had 561 and 467 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 86% and 87% of our total revenues during the six months ended December 31, 2022 and 2021, respectively.

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

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead costs for facilities and IT) and accounted for 14% and 13% of our total revenues during the six months ended December 31, 2022 and 2021, respectively.

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

Cost of Professional Services

Our cost of professional services revenues comprises the personnel-related costs for our professional services employees and contractors responsible for delivering implementation, upgrade and migration services to our clients. This includes salaries, bonuses, benefits, stock-based compensation, and allocated overhead costs for facilities and IT. We expect the cost of professional services revenues to increase in absolute dollars as we continue to hire personnel and engage contractors to provide implementation, upgrade and migration services to our growing client base.

Operating Expenses

Research and Development

Our research and development expenses consist primarily of personnel-related costs for engineering and product development employees, costs of third-party services, and allocations of various overhead, cloud hosting costs and facilities costs. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions. As noted above, we experienced a minor year-over-year increase in research and development expenses in connection with the relocation of contract resources primarily from Russia and Belarus to other geographic locations and transitioning work previously performed by such teams to other teams outside of the conflict zone in the European Union, U.K. and Americas.

Sales and Marketing

Our sales and marketing expenses consist primarily of costs incurred for personnel-related costs for our sales and marketing employees as well as commission payments to our sales employees, costs of marketing events and online advertising, allocations of various overhead and facilities costs and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefit. In the medium-term, we expect to see an increase in sales and marketing expense as we continue to expand our direct sales force to take advantage of opportunities for growth and resume more normal levels of in-person meetings, conferences, and attendance at trade shows as the COVID-19 pandemic wanes.

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs as well as professional services and facilities costs related to our executive, finance, human resources, information technology and legal functions. As a public company, we expect to continue to incur significant accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the costs of maintaining compliance with the Sarbanes-Oxley Act, as well as insurance, investor relations and other costs associated with being a public company.

Lease Modification and Impairment

Lease modification and impairment consists of charges related to the early exit of certain leased office space and amendments to the underlying lease agreement.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total dollar terms and as a percentage of total revenues (percentages may not add up due to rounding):

	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
	(in thousands, except for percentages)
Revenues:
SaaS and support	$61,605	73%	$46,970	73%	$118,418	72%	$90,459	71%
Subscription license	10,979	13	9,323	14	23,227	14	19,907	16
Total recurring revenues	72,584	86	56,293	87	141,645	86	110,366	87
Professional services	12,108	14	8,404	13	22,585	14	16,521	13
Total revenues	84,692	100	64,697	100	164,230	100	126,887	100
Cost of revenues (1):
SaaS and support	12,456	15	12,175	19	24,854	15	23,517	19
Total cost of recurring revenues	12,456	15	12,175	19	24,854	15	23,517	19
Professional services	14,329	17	11,378	18	27,265	17	22,412	18
Total cost of revenues	26,785	32	23,553	36	52,119	32	45,929	36
Gross profit	57,907	68	41,144	64	112,111	68	80,958	64
Operating expenses (1):
Research and development	23,392	28	17,386	27	43,071	26	34,356	27
Sales and marketing	33,538	40	26,840	41	64,850	39	52,485	41
General and administrative	20,753	25	21,217	33	41,163	25	42,047	33
Lease modification and impairment	(348)	—	—	—	1,601	1	—	—
Total operating expenses	77,335	91	65,443	101	150,685	92	128,888	102
Operating loss	(19,428)	(23)	(24,299)	(38)	(38,574)	(23)	(47,930)	(38)
Loss on debt extinguishment	—	—	—	—	—	—	(2,407)	(2)
Interest expense	(39)	—	(38)	—	(78)	—	(197)	—
Other income (expense), net	179	—	(419)	(1)	(505)	—	460	—
Net loss before income taxes	(19,288)	(23)	(24,756)	(38)	(39,157)	(24)	(50,074)	(39)
Income tax benefit (expense)	(466)	(1)	531	1	(651)	—	719	1
Net loss	$(19,754)	(23)%	$(24,225)	(37)%	$(39,808)	(24)%	$(49,355)	(39)%

(1) Amounts include stock-based compensation expense as follows:
	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
Cost of SaaS and support	$546	1%	$355	1%	$831	1%	$523	—%
Cost of professional services	1,145	1	835	1	1,893	1	1,415	1
Research and development	4,646	5	4,285	7	6,780	4	8,635	7
Sales and marketing	6,352	8	6,888	11	12,105	7	13,357	11
General and administrative	7,579	9	8,077	12	14,427	9	15,538	12
Total stock-based compensation expense	$20,268	24	$20,440	32	$36,036	22	$39,468	31

Comparison of the Three and Six Months Ended December 31, 2022 and 2021

Revenues

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$61,605	$46,970	$14,635	31%	$118,418	$90,459	$27,959	31%
Subscription license	10,979	9,323	1,656	18%	23,227	19,907	3,320	17%
Total recurring revenues	72,584	56,293	16,291	29%	141,645	110,366	31,279	28%
Professional services	12,108	8,404	3,704	44%	22,585	16,521	6,064	37%
Total revenues	$84,692	$64,697	$19,995	31%	$164,230	$126,887	$37,343	29%

Recurring Revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $16.3 million, or 29%, and $31.3 million, or 28%, respectively, in the three and six months ended December 31, 2022 compared to the same periods in the prior year.

Our SaaS and support revenues grew $14.6 million, or 31%, and $28.0 million, or 31%, respectively, in the three and six months ended December 31, 2022 compared to the same periods in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues increased by $1.7 million, or 18%, and $3.3 million, or 17%, respectively, in the three and six months ended December 31, 2022 compared to the same periods in the prior year, reflecting growth in multi-year renewals and continued stability in annual renewals.

Professional Services

Professional services revenues increased by $3.7 million, or 44%, and $6.1 million, or 37%, respectively, for the three and six months ended December 31, 2022 compared to the same periods in the prior year, This reflects a continuation in demand for implementation, upgrade and migration services consistent with our revenue growth.

Cost of Revenues and Gross Profit

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$12,456	$12,175	$281	2%	$24,854	$23,517	$1,337	6%
Total cost of recurring revenues	12,456	12,175	281	2%	24,854	23,517	1,337	6%
Professional services	14,329	11,378	2,951	26%	27,265	22,412	4,853	22%
Total cost of revenues	26,785	23,553	3,232	14%	52,119	45,929	6,190	13%

Gross profit:
SaaS and support	49,149	34,795	14,354	41%	93,564	66,942	26,622	40%
Subscription license	10,979	9,323	1,656	18%	23,227	19,907	3,320	17%
Total gross profit - recurring revenues	60,128	44,118	16,010	36%	116,791	86,849	29,942	34%
Professional services	(2,221)	(2,974)	753	(25)%	(4,680)	(5,891)	1,211	(21)%
Gross profit	$57,907	$41,144	$16,763	41%	$112,111	$80,958	$31,153	38%

Cost of SaaS and Support

Cost of SaaS and support revenues increased by $0.3 million, or 2%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase can be attributed primarily to an increase in cloud hosting costs of $0.4 million, royalty expense of $0.3 million, amortization expense of $0.3 million relating to capitalized software development costs and an increase in personnel-related costs of $0.2 million, (which reflects a benefit of $2.0 million in the three months ended December 31, 2022 resulting from an organizational realignment which reclassified expenses from cost of SaaS and support to sales and marketing), partially offset by a decrease in amortization expense of $0.9 million relating to acquired intangible assets.

Cost of SaaS and support revenues increased by $1.3 million, or 6%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The increase can be attributed primarily to increases in royalty expense of $0.8 million relating to third-party products, cloud hosting costs of $0.8 million, personnel-related costs of $0.7 million, (which reflects a benefit of $3.9 million in the six months ended December 31, 2022 resulting from an organizational realignment which reclassified expenses from cost of SaaS and support to sales and marketing), and amortization expense of $0.5 million relating to capitalized software development costs, partially offset by a decrease in amortization expense of $1.5 million relating to acquired intangible assets.

Cost of Professional Services

Cost of professional services revenues increased by $3.0 million, or 26%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, primarily due to an increase in personnel-related costs of $1.6 million due to salary raises and increased headcount, subcontractor costs of $0.8 million, and other allocated overhead costs of $0.3 million as we expanded our teams to provide implementation and migration services to our growing client base.

Cost of professional services revenues increased by $4.9 million, or 22%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021, primarily due to an increase in personnel-related costs of $2.6 million due to salary raises and increased headcount, sub-contractor costs of $1.2 million, and other allocated overhead costs of $0.6 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross Profit

Gross profit increased by $16.8 million, or 41%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Of this increase, $14.3 million was attributable to growth in SaaS and support revenues and the reduction in SaaS and support costs resulting from the organizational realignment of part of the client success team to sales and marketing. The balance of the improvement in gross profit was attributable to the increase in subscription license revenue which contributed $1.7 million and the decrease in losses on professional services which contributed $0.8 million.

Gross profit increased by $31.2 million, or 38%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. Of this increase, $26.6 million was attributable to growth in SaaS and support revenues and the reduction in SaaS and support costs resulting from the organizational realignment of part of the client success team to sales and marketing. The balance of the improvement in gross profit was attributable to the increase in subscription license revenue which contributed $3.4 million and the decrease in losses on professional services which contributed $1.2 million.

Operating Expenses

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$23,392	$17,386	$6,006	35%	$43,071	$34,356	$8,715	25%
Sales and marketing	33,538	26,840	6,698	25%	64,850	52,485	12,365	24%
General and administrative	20,753	21,217	(464)	(2)%	41,163	42,047	(884)	(2)%
Lease modification and impairment	(348)	—	(348)	*	1,601	—	1,601	*
Total operating expenses	$77,335	$65,443	$11,892	18%	$150,685	$128,888	$21,797	17%

*Not meaningful

Research and Development

Research and development expenses increased by $6.0 million, or 35%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Contractor and personnel-related costs increased by $2.8 million and $2.3 million, respectively, as we increased contract resources and our headcount to support on-going development of our cloud offerings. Cloud hosting costs increased by $0.4 million and allocated overhead costs increased by $0.2 million due to increased IT costs and headcount. Stock-based compensation expense increased by $0.3 million.

Research and development expenses increased by $8.7 million, or 25%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. Contractor and personnel-related costs increased by $5.1 million and $4.2 million, respectively, as we increased contract resources and our headcount to support on-going development of our cloud offerings. Cloud hosting costs increased by $0.8 million and allocated overhead costs increased by $0.5 million due to increased IT costs and headcount. These increases were partially offset by a decrease of $1.9 million in stock-based compensation expense arising primarily from the reversal of stock-based compensation expense on forfeitures of unvested performance stock awards.

Sales and Marketing

Sales and marketing expenses increased by $6.7 million, or 25%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Personnel-related costs increased by $5.2 million due to increased headcount, ($2.0 million of which was due to the organizational realignment of part of the client success team to sales and marketing) and higher sales commissions driven by increased sales. Marketing expenses increased by $1.1 million largely due to a return to more normal levels of travel and company and marketing events following the easing of COVID-related restrictions on travel and in-person events. Allocated overhead costs increased by $0.7 million due to increased IT costs and headcount. These increases were partially offset by a decrease of $0.6 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards.

Sales and marketing expenses increased by $12.4 million, or 24%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. Personnel-related costs increased by $9.4 million due to increased headcount, ($3.9 million of which was due to the organizational realignment of part of the client success team to sales and marketing) and higher sales commissions driven by increased sales. Marketing expenses increased by $2.3 million largely due to a return to more normal levels of travel and company and marketing events following the easing of COVID-related restrictions on travel and in-person events. Allocated overhead costs increased by $1.5 million due to increased IT costs and headcount. These increases were partially offset by a decrease of $1.3 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards.

General and Administrative

General and administrative expenses decreased by $0.5 million, or 2%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily driven by an increase of $1.1 million in costs allocated to other functions due to increased IT costs as well as increase in headcount in other departments, a decrease of $0.7 million in third-party professional fees, a decrease of $0.6 million in change in fair value of contingent consideration related to prior acquisitions and a decrease of $0.5 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards. These decreases were partially offset by an increase of $2.3 million in personnel-related costs primarily due to annual salary increases and increased headcount.

General and administrative expenses decreased by $0.9 million, or 2%, for the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The decrease was primarily driven by an increase of $2.5 million in costs allocated to other functions due to increased IT costs as well as increase in headcount in other departments, a decrease of $1.1 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards, a decrease of $1.0 million in change in fair value of contingent consideration related to prior acquisitions and a decrease $0.7 million in third-party professional fees. These decreases were partially offset by an increase of $3.9 million in personnel-related costs primarily due to annual salary increases and increased headcount and an increase of $0.6 million in travel and company event related expenses.

Lease modification and impairment

Lease modification and impairment benefit of $0.3 million during the three months ended December 31, 2022 was related to a benefit arising from the amendment to the underlying lease agreement which resulted in a reduction in the related lease payment obligation.

Lease modification and impairment net charge of $1.6 million during the six months ended December 31, 2022 related to accelerated amortization expense associated with a right-of-use leased asset on the early exit of a leased office space, offset by a benefit arising from the amendment to the underlying lease agreement which resulted in a reduction in the related lease payment obligation.

Loss on Debt Extinguishment

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Loss on debt extinguishment	$—	$—	$—	*	$—	$(2,407)	$2,407	*

*Not meaningful

Loss on debt extinguishment of $2.4 million during the six months ended December 31, 2021 related to the write-off of unamortized deferred financing costs upon the full repayment of our debt under the Prior Credit Facility in July 2021.

Interest Expense and Other Income (Expense), Net

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Interest expense	$(39)	$(38)	$(1)	3%	$(78)	$(197)	$119	(60)%
Other income (expense), net	$179	$(419)	$598	(143)%	$(505)	$460	$(965)	(210)%

Interest expense decreased by $0.1 million in the six months ended December 31, 2022 compared to the six months ended December 31, 2021. The decrease was due to the full repayment of our debt under the Prior Credit Facility in July 2021.

The change in other income (expense), net, was primarily due to the impact of fluctuations in foreign currency rates on our monetary asset and liability balances denominated in currencies other than the U.S. Dollar, primarily British Pounds.

We had foreign exchange gains on our net monetary asset position as a result of the British Pound strengthening against the U.S. Dollar during the three months ended December 31, 2022 compared to foreign exchange losses on our net monetary liability position during the same period in the prior year.

We had foreign exchange losses on our net monetary asset position as a result of the British Pound weakening against the U.S. Dollar during the six months ended December 31, 2022. We had foreign exchange gains on our net monetary liability position, attributable primarily to the contingent consideration relating to the acquisition of Repstor denominated in British Pounds, during the same period in the prior year.

Income Tax Benefit (Expense)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$(466)	$531	$(997)	(188)%	$(651)	$719	$(1,370)	(191)%

Income tax expense was $0.5 million and $0.7 million for the three and six months ended December 31, 2022, respectively, compared to an income tax benefit of $0.5 million and $0.7 million recorded during the three and six months ended December 31, 2021, respectively. Our income tax expense during the three and six months ended December 31, 2022 was primarily attributable to income tax expense in a number of U.S. state jurisdictions and foreign jurisdictions. Our income tax benefit during the three and six months ended December 31, 2021 was primarily attributable to income tax benefits from net losses in our foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents, and restricted cash of $52.6 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents and restricted cash as of December 31, 2022, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of December 31, 2022, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 9 to our unaudited condensed consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Six Months Ended December 31,
	2022	2021
Net cash provided by operating activities (1)	$13,347	$6,525
Net cash used in investing activities	(4,395)	(2,054)
Net cash provided by (used in) financing activities	(10,342)	13,514
Effect of foreign currency exchange rate changes on cash and cash equivalents	(351)	303
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,741)	$18,288

(1) Includes debt-related cash interest payments of $6.0 million during the six months ended December 31, 2021.

Operating Activities

During the six months ended December 31, 2022, net cash provided by operating activities was $13.3 million, as our operating loss of $39.8 million was reduced by $53.1 million of adjustments. These adjustments consisted of $48.0 million of non-cash charges (principally comprising stock-based compensation expense, depreciation and amortization, amortization of operating lease right-of-use assets and lease modification and impairment), and net cash inflow of $5.1 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue of $18.8 million due to our revenue growth, an increase of $2.0 million in other liabilities and a decrease of $1.0 million in prepaid expenses and other assets due to the timing of payments. These changes were partially offset by a decrease in accounts payable and accrued liabilities of $8.1 million primarily due to payments for annual bonuses, a decrease in operating lease liabilities of $3.1 million due to lease payments, an increase in unbilled receivables of $2.4 million due to the timing of invoicing to our clients, an increase in deferred commissions of $1.6 million due to increased sales and an increase in accounts receivable of $1.5 million due to the timing of billing and collections on our outstanding receivables.

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

During the six months ended December 31, 2022, net cash used in investing activities was $4.4 million, consisting of capital expenditures of $1.7 million on property and equipment largely of computer equipment and leasehold improvements to our London office in U.K., and capitalized internal-use software costs of $2.7 million.

During the six months ended December 31, 2021, net cash used in investing activities was $2.1 million, primarily consisting of capitalized internal-use software costs.

Financing Activities

During the six months ended December 31, 2022, net cash used in financing activities was $10.3 million, primarily comprised of payments of $11.1 million which represented the final contingent consideration and cash holdback related to the acquisition of Repstor and $4.9 million of payments related to employee payroll tax withholding on vested equity awards, partially offset by $4.5 million of proceeds from stock option exercises and $1.2 million of proceeds from employee stock purchase plan.

During the six months ended December 31, 2021, net cash provided by financing activities was $13.5 million, primarily comprised of $292.8 million in net proceeds from our IPO completed in July 2021 and $3.9 million of proceeds from stock option exercises, partially offset by $278.0 million used for the repayment of borrowings, $4.4 million of payments related to deferred offering costs in connection with our IPO, and $0.8 million of payments related to deferred financing costs.

Material Cash Requirements

Except as described below, there have been no significant changes in our material cash requirements from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 9, 2022.

In connection with the acquisition of Repstor in June 2021, we were obligated to make certain earn-out payments upon the achievement of certain performance measures as well as a cash holdback payment. During the six months ended December 31, 2022, we paid $9.3 million in full consideration for the remaining contingent consideration and $1.8 million for cash holdback related to the acquisition of Repstor.

In January 2023, we paid $11.2 million in deferred purchase consideration related to the June 2022 acquisition of Billstream.

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

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
GAAP gross profit	$57,907	$41,144	$112,111	$80,958
Adjusted to exclude the following (as related to cost of revenues):
Stock-based compensation	1,691	1,190	2,724	1,938
Amortization of intangible assets	917	1,963	2,413	3,927
Non-GAAP gross profit	$60,515	$44,297	$117,248	$86,823

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Total recurring revenues	$72,584	$56,293	$141,645	$110,366
Total cost of recurring revenues	12,456	12,175	24,854	23,517
Recurring gross profit	60,128	44,118	116,791	86,849
Adjusted to exclude the following (as related to cost of recurring revenues)
Stock-based compensation	546	355	831	523
Amortization of intangible assets	917	1,963	2,413	3,927
Non-GAAP recurring gross profit	$61,591	$46,436	$120,035	$91,299

Non-GAAP Operating Profit (Loss)

We define non-GAAP operating profit (loss) as GAAP operating loss excluding stock-based compensation expense, amortization of intangible assets, lease modification and impairment, change in fair value of contingent consideration and acquisition-related transaction costs. We believe non-GAAP operating profit (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of GAAP operating loss.

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (loss) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
GAAP operating loss	$(19,428)	$(24,299)	$(38,574)	$(47,930)
Adjusted to exclude the following (including the portion related to total cost of revenues):
Stock-based compensation	20,268	20,440	36,036	39,468
Amortization of intangible assets	2,506	3,310	5,587	6,619
Lease modification and impairment	(348)	—	1,601	—
Change in fair value of contingent consideration	(232)	390	(232)	727
Acquisition-related transaction costs	42	—	201	81
Non-GAAP operating profit (loss)	$2,808	$(159)	$4,619	$(1,035)

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate based on either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of December 31, 2022.

As of December 31, 2022, no amounts have been borrowed under the JPMorgan Credit Facility.

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

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three and six months ended December 31, 2022 and 2021. Clients representing in excess of 10% of our accounts receivable balance at December 31, 2022 and June 30, 2022 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our senior secured revolving credit facility of up to $100.0 million. As of December 31, 2022, we had no outstanding loan balance under this facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, inflation has risen significantly worldwide, and the United States has recently experienced historically high levels of inflation. This inflation and government efforts to combat inflation, such as recent and future significant increases to benchmark interest rates and other related monetary policies, have and could continue to increase market volatility and have an adverse effect on the domestic and international financial markets and general economic conditions which directly impact our clients in the professional and financial services industry. If the inflation rate continues to increase, it could also push up the costs of labor and our employee compensation expenses.

Further, our clients in the professional and financial services industry are particularly sensitive to U.S. and global market and economic conditions. Significant economic and market downturns make it difficult for our clients and us to forecast and plan future business activities accurately. Also, the effects of climate change may disrupt our clients’ businesses, by, among other things, increasing their costs and credit risk from their customers. Adverse changes in domestic and global economic and political conditions, including those associated with the withdrawal of the United Kingdom from the European Union (“Brexit”), outbreaks, epidemics, or pandemics involving public health, including the COVID-19 pandemic, Russian military action against Ukraine, inflation and the adverse economic downturn, and impacts from climate change, could result in significant decreases in demand or lengthened sales cycles for our solutions, including the delay or cancellation of current or anticipated projects, and reduction in IT spending by our clients and potential clients, or could present difficulties in collecting accounts receivables from our clients if their financial condition deteriorates. Our existing clients may be acquired by or merged into other entities that use our competitors’ products, or they may decide to reduce the number of seats they use of our solutions or terminate their relationships with us for other reasons. Additionally, our market verticals are also interdependent. Our clients in the professional services industry rely significantly on revenues they receive from their own clients in the financial services industry, thus a decline in one vertical can lead to a decline in the other vertical. As a result, our ability to generate revenues from our clients could be adversely affected by specific factors that affect the professional and financial services industry.

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

10.1

Amendment No. 2 to Credit Agreement, dated as of November 17, 2022, by and among the Company, the other loan parties hereto, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

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

Intapp, Inc.

Date: February 8, 2023	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2023	By:	/s/ Stephen Robertson
Stephen Robertson
Chief Financial Officer (Principal Financial Officer)