Form 10-Q
period 2023-03-31
Intapp, Inc.
filed 2023-05-09
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the registrant had 65,400,614 shares of common stock, $0.001 par value per share, outstanding.

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

•

our ability to effectively manage U.S. and global market and economic conditions, including inflationary pressures, economic and market downturns and volatility in the financial services industry, particularly adverse to our targeted industries;

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$53,159	$50,783
Restricted cash	807	3,528
Accounts receivable, net of allowance for doubtful accounts of $1,734 and $918 as of March 31, 2023 and June 30, 2022, respectively	68,397	66,947
Unbilled receivables, net	12,642	6,763
Other receivables, net	1,158	3,199
Prepaid expenses	8,637	5,984
Deferred commissions, current	11,240	10,187
Total current assets	156,040	147,391
Property and equipment, net	15,495	12,283
Operating lease right-of-use assets	15,784	—
Goodwill	270,043	269,103
Intangible assets, net	40,338	48,430
Deferred commissions, noncurrent	15,818	14,755
Other assets	1,828	2,451
Total assets	$515,346	$494,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,697	$4,220
Accrued compensation	33,824	40,004
Accrued expenses	9,749	8,774
Deferred revenue, net	165,885	142,768
Other current liabilities	13,095	27,753
Total current liabilities	227,250	223,519
Deferred tax liabilities	1,647	2,099
Deferred revenue, noncurrent	1,852	2,712
Operating lease liabilities, noncurrent	16,172	—
Other liabilities	3,530	10,201
Total liabilities	250,451	238,531
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 65,221 and 62,739 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	65	63
Additional paid-in capital	710,040	643,227
Accumulated other comprehensive loss	(1,519)	(1,672)
Accumulated deficit	(443,691)	(385,736)
Total stockholders’ equity	264,895	255,882
Total liabilities and stockholders’ equity	$515,346	$494,413

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenues
SaaS and support	$66,051	$49,808	$184,469	$140,267
Subscription license	13,577	10,904	36,804	30,811
Total recurring revenues	79,628	60,712	221,273	171,078
Professional services	12,396	8,951	34,981	25,472
Total revenues	92,024	69,663	256,254	196,550
Cost of revenues
SaaS and support	13,644	13,490	38,498	37,007
Total cost of recurring revenues	13,644	13,490	38,498	37,007
Professional services	14,846	12,510	42,111	34,922
Total cost of revenues	28,490	26,000	80,609	71,929
Gross profit	63,534	43,663	175,645	124,621
Operating expenses:
Research and development	25,281	20,425	68,352	54,781
Sales and marketing	34,946	28,759	99,796	81,244
General and administrative	21,552	23,175	62,715	65,222
Lease modification and impairment	—	—	1,601	—
Total operating expenses	81,779	72,359	232,464	201,247
Operating loss	(18,245)	(28,696)	(56,819)	(76,626)
Loss on debt extinguishment	—	—	—	(2,407)
Interest expense	(39)	(39)	(117)	(236)
Other income (expense), net	(214)	(272)	(719)	188
Net loss before income taxes	(18,498)	(29,007)	(57,655)	(79,081)
Income tax benefit (expense)	351	271	(300)	990
Net loss	$(18,147)	$(28,736)	$(57,955)	$(78,091)
Net loss per share, basic and diluted	$(0.28)	$(0.47)	$(0.91)	$(1.28)
Weighted-average shares used to compute net loss per share, basic and diluted	64,327	61,564	63,487	60,868

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net loss	$(18,147)	$(28,736)	$(57,955)	$(78,091)
Other comprehensive income (loss):
Foreign currency translation adjustments	180	(265)	153	(502)
Other comprehensive income (loss)	180	(265)	153	(502)
Comprehensive loss	$(17,967)	$(29,001)	$(57,802)	$(78,593)

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	63,651	$64	$680,035	$(1,699)	$(425,544)	$252,856
Issuance of common stock upon exercise of stock options	1,108	1	11,246	—	—	11,247
Vesting of performance stock units and restricted stock units	462	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	18,759	—	—	18,759
Foreign currency translation adjustments	—	—	—	180	—	180
Net loss	—	—	—	—	(18,147)	(18,147)
Balance as of March 31, 2023	65,221	$65	$710,040	$(1,519)	$(443,691)	$264,895

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	61,149	$61	$599,401	$(731)	$(335,413)	$263,318
Issuance of common stock upon exercise of stock options	709	1	4,186	—	—	4,187
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	293	—	(3,924)	—	—	(3,924)
Stock-based compensation	—	—	22,827	—	—	22,827
Foreign currency translation adjustments	—	—	—	(265)	—	(265)
Net loss	—	—	—	—	(28,736)	(28,736)
Balance as of March 31, 2022	62,151	$62	$622,490	$(996)	$(364,149)	$257,407

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

			Nine Months Ended March 31, 2023
			Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
			Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022			62,739	$63	$643,227	$(1,672)	$(385,736)	$255,882
Issuance of common stock upon exercise of stock options			1,531	2	15,725	—	—	15,727
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes			885	—	(4,948)	—	—	(4,948)
Issuance of common stock under employee stock purchase plan			66	—	1,241	—	—	1,241
Stock-based compensation			—	—	54,795	—	—	54,795
Foreign currency translation adjustments			—	—	—	153	—	153
Net loss			—	—	—	—	(57,955)	(57,955)
Balance as of March 31, 2023			65,221	$65	$710,040	$(1,519)	$(443,691)	$264,895

	Nine Months Ended March 31, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of June 30, 2021	19,034	$144,148	29,445	$29	$128,943	$(494)	$(286,058)	$(157,580)
Conversion of convertible preferred stock to common stock upon initial public offering	(19,034)	(144,148)	19,034	19	144,129	—	—	144,148
Issuance of common stock upon initial public offering, net of offering costs of $9,767	—	—	12,075	12	282,979	—	—	282,991
Issuance of common stock upon exercise of stock options	—	—	1,304	2	8,068	—	—	8,070
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	—	—	293	—	(3,924)	—	—	(3,924)
Stock-based compensation	—	—	—	—	62,295	—	—	62,295
Foreign currency translation adjustments	—	—	—	—	—	(502)	—	(502)
Net loss	—	—	—	—	—	—	(78,091)	(78,091)
Balance as of March 31, 2022	—	$—	62,151	$62	$622,490	$(996)	$(364,149)	$257,407

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(57,955)	$(78,091)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,406	12,510
Amortization of deferred financing costs	115	75
Amortization of operating lease right-of-use assets	3,510	—
Provision for doubtful accounts	1,402	804
Stock-based compensation	54,795	62,295
Lease modification and impairment	1,601	—
Loss on debt extinguishment	—	2,407
Change in fair value of contingent consideration, including unrealized foreign exchange gain	(873)	(364)
Payment of contingent consideration in excess of acquisition date fair value	—	(279)
Deferred income taxes	(452)	(1,084)
Other	—	32
Changes in operating assets and liabilities:
Accounts receivable	(2,370)	557
Unbilled receivables, current	(5,879)	(1,694)
Prepaid expenses and other assets	214	782
Deferred commissions	(2,116)	(3,962)
Accounts payable and accrued liabilities	(5,472)	2,108
Deferred revenue, net	22,257	13,525
Operating lease liabilities	(4,594)	—
Other liabilities	1,245	(5,051)
Net cash provided by operating activities	16,834	4,570
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,054)	(281)
Capitalized internal-use software costs	(3,876)	(3,052)
Investment in note receivable	(500)	—
Net cash used in investing activities	(6,430)	(3,333)
Cash Flows from Financing Activities:
Payments on borrowings	—	(278,000)
Proceeds from initial public offering, net of underwriting discounts	—	292,758
Payments for deferred offering costs	(57)	(4,358)
Proceeds from stock option exercises	15,727	8,070
Proceeds from employee stock purchase plan	1,241	—
Payments related to tax withholding for vested equity awards	(4,948)	(3,913)
Payments of deferred contingent consideration and holdback associated with acquisitions	(22,290)	(10,435)
Payment of deferred financing costs	—	(769)
Net cash provided by (used in) financing activities	(10,327)	3,353
Effect of foreign currency exchange rate changes on cash and cash equivalents	(422)	160
Net increase (decrease) in cash, cash equivalents and restricted cash	(345)	4,750
Cash, cash equivalents and restricted cash - beginning of period	54,311	41,463
Cash, cash equivalents and restricted cash - end of period	$53,966	$46,213
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$53,159	$42,685
Restricted cash	807	3,528
Total cash, cash equivalents and restricted cash	$53,966	$46,213

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2	$5,950
Cash paid for income taxes	$1,570	$437
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$186	$36
Capitalized internal-use software costs in accounts payable and accrued liabilities	$412	$—
Deferred offering costs in accounts payable and accrued liabilities	$11	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$144,148

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

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Except for the accounting policy for leases, which was updated as a result of adopting a new accounting standard, there have been no material changes to the significant accounting policies during the three and nine months ended March 31, 2023.

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

Concentrations of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains its cash with multiple high quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions to the extent that such amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any such losses.

No client individually accounted for 10% or more of the Company’s revenues for any of the three and nine months ended March 31, 2023 and 2022. As of March 31, 2023, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2022, one client individually accounted for 20% of the Company’s total accounts receivable.

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
Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
United States	$64,666	$49,002	$178,205	$136,107
United Kingdom	13,506	10,043	40,029	33,363
Rest of the world	13,852	10,618	38,020	27,080
Total	$92,024	$69,663	$256,254	$196,550

No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three and nine months ended March 31, 2023 and 2022.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	March 31, 2023	June 30, 2022
Unbilled accounts receivable, net(1)	$12,714	$6,922
Deferred revenue, net	167,737	145,480

(1)
The long-term portion of $72 and $159 as of March 31, 2023 and June 30, 2022, respectively, is included in other assets.

There was no allowance for doubtful accounts associated with unbilled receivables as of March 31, 2023 and June 30, 2022. During the nine months ended March 31, 2023, the Company recognized $125.2 million in revenue pertaining to deferred revenue as of June 30, 2022.

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

As of March 31, 2023, approximately $380.3 million of revenues is expected to be recognized from remaining performance obligations with approximately 62% over the next 12 months and the remainder thereafter.

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Nine Months Ended March 31,
	2023	2022
Balance, beginning of period	$269,103	$262,270
Purchase price adjustment	784	—
Foreign currency translation adjustment	156	(479)
Balance, end of period	$270,043	$261,791

During the nine months ended March 31, 2023, the Company recognized a purchase price adjustment of $0.8 million related to the Billstream acquisition that occurred in June 2022, which increased goodwill and deferred consideration.

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	March 31, 2023
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$47,600	$(23,192)	$24,408
Non-compete agreements	4 to 5	4,407	(3,234)	1,173
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,000)	2,822
Core technology	4 to 5	49,219	(42,266)	6,953
Backlog	2	500	(201)	299
Intangible assets, net		$114,231	$(73,893)	$40,338

	June 30, 2022
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$47,600	$(19,789)	$27,811
Non-compete agreements	4 to 5	4,407	(2,871)	1,536
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(4,190)	3,632
Core technology	4 to 5	49,219	(38,936)	10,283
Backlog	2	500	(15)	485
Intangible assets, net		$114,231	$(65,801)	$48,430

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cost of SaaS and support	$918	$1,964	$3,331	$5,891
Sales and marketing	1,467	1,448	4,398	3,927
General and administrative	120	106	363	319
Total amortization expense	$2,505	$3,518	$8,092	$10,137

As of March 31, 2023, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (remaining 3 months)	$2,506
2024	9,104
2025	6,451
2026	4,271
2027	4,245
2028 and thereafter	9,078
Total remaining amortization	$35,655

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

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	—	—	3,253	3,253
Total	$—	$—	$3,253	$3,253

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$9,709	$9,709
Liability for contingent consideration, non-current portion	—	—	4,126	4,126
Total	$—	$—	$13,835	$13,835

In connection with the acquisition of Repstor, Limited (“Repstor”) in June 2021, the Company recorded contingent consideration liabilities representing the amounts payable to former Repstor shareholders based upon the achievement of certain performance measures. During the nine months ended March 31, 2023, the Company paid $9.3 million in full consideration for the remaining contingent consideration.

In connection with the acquisition of Billstream in June 2022, the Company recorded $4.1 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The liability was included in other liabilities on the audited consolidated balance sheet as of June 30, 2022. As of March 31, 2023, the fair value of the contingent consideration was re-measured at $3.3 million and reclassified to other current liabilities.

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

Changes in the fair value of contingent consideration liabilities during the nine months ended March 31, 2023 were as follows (in thousands):

Amount
Balance as of June 30, 2022	$13,835
Payment of contingent consideration	(9,299)
Change in fair value of contingent consideration	(873)
Effect of foreign currency exchange rate changes	(410)
Balance as of March 31, 2023	$3,253

Other financial instruments consist of accounts receivable, accounts payable and accrued expenses and other current liabilities. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to expected receipt or payment.

Note 6. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Computer equipment and software	$1,887	$1,197
Capitalized internal-use software	15,364	11,076
Furniture and office equipment	2,433	1,959
Leasehold improvements	5,887	5,284
Construction in progress	310	281
Total property and equipment	25,881	19,797
Less: accumulated depreciation and amortization	(10,386)	(7,514)
Property and equipment, net	$15,495	$12,283

Depreciation expense, excluding the amortization of capitalized internal-use software development costs, was $0.4 million for each of the three months ended March 31, 2023 and 2022, and was $1.2 million and $1.0 million for the nine months ended March 31, 2023 and 2022, respectively.

The Company capitalized $4.3 million and $3.1 million of costs related to software developed for internal use during the nine months ended March 31, 2023 and 2022, respectively. Amortization expense related to capitalized internal-use software was $0.8 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, and was $2.1 million and $1.4 million for the nine months ended March 31, 2023 and 2022, respectively. The net book value of capitalized software development costs was $9.5 million and $7.3 million as of March 31, 2023 and June 30, 2022, respectively.

Note 7. Leases

The Company leases the majority of its office space in the U.S., U.K., Singapore and Ukraine under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to 5 years.

As part of the Company's continuing assessment of its facilities requirements, during the nine months ended March 31, 2023, the Company exited a portion of the leased office space in its headquarters in Palo Alto, California and amended the underlying lease agreement to relieve the Company of certain lease payments. As a result, the Company assessed the right-of-use asset associated with the leased office space and deemed it to be impaired. The Company also assessed the lease liability in view of the amended lease agreement. The Company recorded a net charge of $1.6 million in connection with the impairment of the related operating lease right-of-use asset and the reassessment of the lease liability, which was included in its unaudited condensed consolidated statements of operations for the nine months ended March 31, 2023.

The components of lease costs were as follows (in thousands):

Operating Leases	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Operating lease cost (1)	$1,462	$4,652
Short-term lease cost	198	596

(1) Amount excluded a net charge of $1.6 million related to lease modification and impairment for the nine months ended March 31, 2023 as described above.

Rent expense for operating leases recognized prior to the adoption of ASC 842 for the three and nine months ended March 31, 2022 was $2.2 million and $6.6 million, respectively.

The weighted-average remaining lease term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate	March 31, 2023
Weighted-average remaining lease term (in years)	6.5
Weighted-average discount rate	7.1%

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

Nine Months Ended March 31, 2023
Cash payments included in the measurement of operating lease liabilities	$5,777
ROU assets obtained in exchange for new operating lease liabilities	713

Current operating lease liabilities of $3.5 million were included in other current liabilities on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2023.

As of March 31, 2023, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023 (remaining 3 months)	$1,803
2024	3,769
2025	3,341
2026	3,389
2027	2,849
2028 and thereafter	9,548
Total lease payments	24,699
Less: imputed interest	(5,020)
Present value of operating lease liabilities	$19,679

Future minimum lease payments under non-cancelable operating leases as of June 30, 2022 under ASC 840 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023	$7,882
2024	3,625
2025	3,311
2026	3,359
2027	2,721
2028 and thereafter	9,379
Total future minimum lease payments	$30,277

Note 8. Commitments and Contingencies

Software and Other Commitments

In the ordinary course of business, the Company enters into commitments to purchase or subscribe to software that is required to conduct its business activities. The Company also has commitments towards its cloud hosting service providers. There were no material purchase commitments that were entered into during the nine months ended March 31, 2023.

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. Payments under this agreement commenced during the three months ended March 31, 2023. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12 month period to the end of December 2029.

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

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of March 31, 2023.

As of March 31, 2023, there were no outstanding borrowings under the JPMorgan Credit Facility.

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

Equity Incentive Plans

In June 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”). The 2021 Plan provides for the grant of restricted shares, restricted share units, performance shares, performance share units, deferred share units, share options and share appreciation rights. All employees, non-employee directors and selected third-party service providers of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2021 Plan. Eligible employees may purchase the Company’s common stock under the ESPP.

Both the 2021 Plan and ESPP include a provision to increase the share reserves on July 1 of each year through 2031. On July 1, 2022, 3,999,369 and 799,873 shares were added to the 2021 Plan and ESPP, respectively.

As of March 31, 2023, shares of common stock reserved for future issuance were as follows (in thousands):

March 31, 2023
Stock plans:
Outstanding stock options	10,942
Unvested performance stock units and restricted stock units	6,335
Reserved for ESPP	2,132
Reserved for future stock award grants	3,213
Total shares of common stock reserved for issuance	22,622

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

Stock Options

Stock options granted generally become exercisable ratably over a four-year period following the date of grant and expire ten years from the date of grant. The exercise price of incentive stock options granted under the Plan prior to the IPO must have been at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors. The exercise price of stock options granted under the Plan after the IPO was determined based on the fair market value of Company’s common stock on the date of grant.

Stock option activity under the Company’s equity incentive plans during the nine months ended March 31, 2023 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding as of June 30, 2022	12,773	$10.56	6.5	$65,284
Granted	—	—
Exercised	(1,531)	10.27
Forfeited	(300)	18.09
Outstanding as of March 31, 2023	10,942	$10.39	5.7	$376,967

Vested and exercisable as of March 31, 2023	9,921	$9.53	5.5	$350,261
Vested and expected to vest as of March 31, 2023	10,942	$10.39	5.7	$376,967

(1)
Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

The total intrinsic value of stock options exercised and the proceeds from option exercises during the nine months ended March 31, 2023 were $34.6 million and $15.7 million, respectively.

Performance Stock Units and Restricted Stock Units

The Company granted stock units to certain of its employees with vesting terms based on meeting certain revenue and profitability targets, and continued service. The Company also granted stock units to certain employees that vest based on continued service.

Performance stock unit activity during the nine months ended March 31, 2023 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2022	3,470	$26.40
Granted	1,604	16.69
Vested	(786)	24.60
Forfeited	(150)	24.68
Balance as of March 31, 2023	4,138	$23.04

Restricted stock unit activity during the nine months ended March 31, 2023 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2022	1,001	$29.18
Granted	1,669	20.02
Vested	(357)	26.01
Forfeited	(116)	23.94
Balance as of March 31, 2023	2,197	$22.99

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Cost of revenues
Cost of SaaS and support	$486	$359	$1,317	$882
Cost of professional services	1,038	869	2,931	2,284
Research and development	4,571	5,136	11,351	13,771
Sales and marketing	6,029	7,330	18,134	20,687
General and administrative	6,635	9,133	21,062	24,671
Total stock-based compensation	$18,759	$22,827	$54,795	$62,295

As of March 31, 2023, there was a total of $91.0 million in unrecognized compensation cost related to unvested stock-based awards, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase the Company's common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The initial offering period for the ESPP began on December 16, 2021 with two subsequent offering periods that began on June 1, 2022 and December 1, 2022, respectively. These offering periods will end on November 30, 2023. Each offering period consists of two or more purchase dates at six-month intervals. During the nine months ended March 31, 2023, 65,514 shares have been purchased under the ESPP.

As of March 31, 2023, total unrecognized compensation cost related to the ESPP was $1.0 million, which will be amortized over a weighted-average vesting term of 0.7 years.

Note 11. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three and nine months ended March 31, 2023 and 2022.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(18,147)	$(28,736)	$(57,955)	$(78,091)
Denominator:
Weighted-average shares used to compute net loss per share - basic and diluted	64,327	61,564	63,487	60,868
Net loss per share - basic and diluted	$(0.28)	$(0.47)	$(0.91)	$(1.28)

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of March 31,
	2023	2022
Outstanding stock options to purchase common stock	10,942	13,096
Unvested performance stock units and restricted stock units	6,335	4,581
Shares issuable under employee stock purchase plan	52	41
Total	17,329	17,718

Note 13. Subsequent Event

On May 2, 2023, the Company, through its wholly-owned subsidiary, acquired a 100% equity interest in Paragon Data Labs, Inc. (“Paragon”), a Delaware corporation, in accordance with the terms of the Agreement and Plan of Merger, dated as of the same date. The total consideration for the acquisition consisted of $7.6 million (in cash and shares of its common stock) paid at closing, $2.2 million of deferred consideration and holdback and a maximum $10.2 million of contingent consideration payable on achievement of certain performance measures (payable in cash and shares of its common stock).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notes Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on September 9, 2022. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We upsold additional seats and cross-sold new solutions to our existing clients such that our trailing twelve months’ net revenue retention rate as of March 31, 2023 was within our recently increased range of 113% to 117%. However, if our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

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

COVID-19 Expenses. In March 2022, with the easing of COVID-related restrictions, we announced a broad return to office on a voluntary basis and since then have experienced a resumption of more normal levels of business travel and in-person meetings and marketing events which has resulted in an increase in these costs. We continue to closely monitor the status of COVID-19 cases in the community to ensure the health and safety of our employees and clients and may reinstate travel and meeting restrictions from time to time in response to future COVID surges. We have also adopted a hybrid work model to allow flexibility for our employees which has resulted in a re-assessment of our facilities needs. During the nine months ended March 31, 2023, we exited certain leased space in Palo Alto, California and recorded a net charge of $1.6 million in connection with the impairment of the related operating lease right-of-use asset and the reassessment of the lease liability. We expect a reduction in rent expense for the remainder of fiscal year 2023. As we continue to evaluate our real estate needs, we may incur additional charges in the future in connection with exit activities.

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

ARR was $315.6 million and $253.5 million as of March 31, 2023 and 2022, respectively, an increase of 24%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $206.3 million and $147.8 million as of March 31, 2023 and 2022, respectively, an increase of 40%, and represented 65% and 58% of ARR as of March 31, 2023 and 2022, respectively.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of March 31, 2023, we had over 2,250 clients. No single client represented more than 10% of total revenues for any of the three and nine months ended March 31, 2023 and 2022.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of March 31, 2023 and 2022, we had 572 and 484 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 86% and 87% of our total revenues during the nine months ended March 31, 2023 and 2022, respectively.

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

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead costs for facilities and IT) and accounted for 14% and 13% of our total revenues during the nine months ended March 31, 2023 and 2022, respectively.

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

Interest Expense

Interest expense consists primarily of the interest on our debt, which was repaid in full in July 2021, and the non-cash interest expense related to the amortization of deferred financing costs.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total dollar terms and as a percentage of total revenues (percentages may not add up due to rounding):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
	(in thousands, except for percentages)
Revenues:
SaaS and support	$66,051	72%	$49,808	71%	$184,469	72%	$140,267	71%
Subscription license	13,577	15	10,904	16	36,804	14	30,811	16
Total recurring revenues	79,628	87	60,712	87	221,273	86	171,078	87
Professional services	12,396	13	8,951	13	34,981	14	25,472	13
Total revenues	92,024	100	69,663	100	256,254	100	196,550	100
Cost of revenues (1):
SaaS and support	13,644	15	13,490	19	38,498	15	37,007	19
Total cost of recurring revenues	13,644	15	13,490	19	38,498	15	37,007	19
Professional services	14,846	16	12,510	18	42,111	16	34,922	18
Total cost of revenues	28,490	31	26,000	37	80,609	31	71,929	37
Gross profit	63,534	69	43,663	63	175,645	69	124,621	63
Operating expenses (1):
Research and development	25,281	27	20,425	29	68,352	27	54,781	28
Sales and marketing	34,946	38	28,759	41	99,796	39	81,244	41
General and administrative	21,552	23	23,175	33	62,715	24	65,222	33
Lease modification and impairment	—	—	—	—	1,601	1	—	—
Total operating expenses	81,779	89	72,359	104	232,464	91	201,247	102
Operating loss	(18,245)	(20)	(28,696)	(41)	(56,819)	(22)	(76,626)	(39)
Loss on debt extinguishment	—	—	—	—	—	—	(2,407)	(1)
Interest expense	(39)	—	(39)	—	(117)	—	(236)	—
Other income (expense), net	(214)	—	(272)	—	(719)	—	188	—
Net loss before income taxes	(18,498)	(20)	(29,007)	(42)	(57,655)	(22)	(79,081)	(40)
Income tax benefit (expense)	351	—	271	—	(300)	—	990	1
Net loss	$(18,147)	(20)%	$(28,736)	(41)%	$(57,955)	(23)%	$(78,091)	(40)%

(1) Amounts include stock-based compensation expense as follows:
	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
Cost of SaaS and support	$486	—%	$359	1%	$1,317	1%	$882	—%
Cost of professional services	1,038	1	869	1	2,931	1	2,284	1
Research and development	4,571	5	5,136	7	11,351	4	13,771	7
Sales and marketing	6,029	7	7,330	11	18,134	7	20,687	11
General and administrative	6,635	7	9,133	13	21,062	8	24,671	13
Total stock-based compensation expense	$18,759	20%	$22,827	33%	$54,795	21%	$62,295	32%

Comparison of the Three and Nine Months Ended March 31, 2023 and 2022

Revenues

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$66,051	$49,808	$16,243	33%	$184,469	$140,267	$44,202	32%
Subscription license	13,577	10,904	2,673	25%	36,804	30,811	5,993	19%
Total recurring revenues	79,628	60,712	18,916	31%	221,273	171,078	50,195	29%
Professional services	12,396	8,951	3,445	38%	34,981	25,472	9,509	37%
Total revenues	$92,024	$69,663	$22,361	32%	$256,254	$196,550	$59,704	30%

Recurring Revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $18.9 million, or 31%, and $50.2 million, or 29%, respectively, in the three and nine months ended March 31, 2023 compared to the same periods in the prior year.

Our SaaS and support revenues grew $16.2 million, or 33%, and $44.2 million, or 32%, respectively, in the three and nine months ended March 31, 2023 compared to the same periods in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues increased by $2.7 million, or 25%, and $6.0 million, or 19%, respectively, in the three and nine months ended March 31, 2023 compared to the same periods in the prior year, reflecting larger CPI-based price increases on annual renewals, some multi-year renewals, as well as annual renewals on multi-year contracts upon expiration of their initial term.

Professional Services

Professional services revenues increased by $3.4 million, or 38%, and $9.5 million, or 37%, respectively, for the three and nine months ended March 31, 2023 compared to the same periods in the prior year. This reflects a continuation in demand for implementation, upgrade and migration services consistent with our revenue growth.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$13,644	$13,490	$154	1%	$38,498	$37,007	$1,491	4%
Total cost of recurring revenues	13,644	13,490	154	1%	38,498	37,007	1,491	4%
Professional services	14,846	12,510	2,336	19%	42,111	34,922	7,189	21%
Total cost of revenues	28,490	26,000	2,490	10%	80,609	71,929	8,680	12%

Gross profit:
SaaS and support	52,407	36,318	16,089	44%	145,971	103,260	42,711	41%
Subscription license	13,577	10,904	2,673	25%	36,804	30,811	5,993	19%
Total gross profit - recurring revenues	65,984	47,222	18,762	40%	182,775	134,071	48,704	36%
Professional services	(2,450)	(3,559)	1,109	(31)%	(7,130)	(9,450)	2,320	(25)%
Gross profit	$63,534	$43,663	$19,871	46%	$175,645	$124,621	$51,024	41%

Cost of SaaS and Support

Cost of SaaS and support revenues increased by $0.2 million, or 1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase can be attributed primarily to an increase in cloud hosting costs of $0.7 million, royalty expense of $0.4 million relating to third-party products and amortization expense of $0.2 million relating to capitalized software development costs. These increases were partially offset by a decrease in amortization expense of $1.0 million relating to acquired intangible assets and a decrease in personnel-related costs of $0.3 million (which reflects a benefit of $2.2 million in the three months ended March 31, 2023 resulting from an organizational realignment which reclassified expenses from cost of SaaS and support to sales and marketing).

Cost of SaaS and support revenues increased by $1.5 million, or 4%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The increase can be attributed primarily to increases in cloud hosting costs of $1.5 million, royalty expense of $1.2 million relating to third-party products, amortization expense of $0.7 million relating to capitalized software development costs and personnel-related costs of $0.4 million (which reflects a benefit of $6.1 million in the nine months ended March 31, 2023 resulting from an organizational realignment which reclassified expenses from cost of SaaS and support to sales and marketing), partially offset by a decrease in amortization expense of $2.5 million relating to acquired intangible assets.

Cost of Professional Services

Cost of professional services revenues increased by $2.3 million, or 19%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in personnel-related costs of $1.4 million due to salary raises and increased headcount, and subcontractor costs of $1.0 million as we expanded our teams to provide implementation and migration services to our growing client base.

Cost of professional services revenues increased by $7.2 million, or 21%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022, primarily due to an increase in personnel-related costs of $4.0 million due to salary raises and increased headcount, sub-contractor costs of $2.2 million, and other allocated overhead costs of $0.6 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross Profit

Gross profit increased by $19.9 million, or 46%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Of this increase, $16.1 million was attributable to growth in SaaS and support revenues and the reduction in SaaS and support costs resulting from the organizational realignment of part of the client success team to sales and marketing. The improvement in gross profit was also attributable to the increase in subscription license revenue which contributed $2.7 million and the decrease in losses on professional services which contributed $1.1 million.

Gross profit increased by $51.0 million, or 41%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. Of this increase, $42.7 million was attributable to growth in SaaS and support revenues and the reduction in SaaS and support costs resulting from the organizational realignment of part of the client success team to sales and marketing. The improvement in gross profit was also attributable to the increase in subscription license revenue which contributed $6.0 million and the decrease in losses on professional services which contributed $2.3 million.

Operating Expenses

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$25,281	$20,425	$4,856	24%	$68,352	$54,781	$13,571	25%
Sales and marketing	34,946	28,759	6,187	22%	99,796	81,244	18,552	23%
General and administrative	21,552	23,175	(1,623)	(7)%	62,715	65,222	(2,507)	(4)%
Lease modification and impairment	—	—	—	—	1,601	—	1,601	*
Total operating expenses	$81,779	$72,359	$9,420	13%	$232,464	$201,247	$31,217	16%

*Not meaningful

Research and Development

Research and development expenses increased by $4.9 million, or 24%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Contractor and personnel-related costs increased by $3.1 million and $1.6 million, respectively, as we increased contract resources and our headcount to support on-going development of our cloud offerings. Cloud hosting costs increased by $0.6 million. These increases were partially offset by a decrease of $0.5 million in stock-based compensation expense.

Research and development expenses increased by $13.6 million, or 25%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. Contractor and personnel-related costs increased by $8.2 million and $5.8 million, respectively, as we increased contract resources and our headcount to support on-going development of our cloud offerings. Cloud hosting costs increased by $1.4 million and allocated overhead costs increased by $0.6 million due to increased IT costs and headcount. These increases were partially offset by a decrease of $2.4 million in stock-based compensation expense arising primarily from the reversal of stock-based compensation expense on forfeitures of unvested performance stock awards.

Sales and Marketing

Sales and marketing expenses increased by $6.2 million, or 22%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Personnel-related costs increased by $5.7 million due to annual salary increase and increased headcount ($2.2 million of which was due to the organizational realignment of part of the client success team to sales and marketing), and higher sales commissions driven by increased sales. Marketing expenses increased by $1.2 million largely due to a return to more normal levels of travel and company and marketing events following the easing of COVID-related restrictions on travel and in-person events. Allocated overhead costs increased by $0.4 million due to increased IT costs and headcount. These increases were partially offset by a decrease of $1.3 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards.

Sales and marketing expenses increased by $18.6 million, or 23%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. Personnel-related costs increased by $15.1 million due to annual salary increase and increased headcount ($6.1 million of which was due to the organizational realignment of part of the client success team to sales and marketing), and higher sales commissions driven by increased sales. Marketing expenses increased by $3.5 million largely due to a return to more normal levels of travel and company and marketing events following the easing of COVID-related restrictions on travel and in-person events. Allocated overhead costs increased by $1.9 million due to increased IT costs and headcount. These increases were partially offset by a decrease of $2.6 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards.

General and Administrative

General and administrative expenses decreased by $1.6 million, or 7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by a decrease of $2.5 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards and a decrease of $0.6 million from change in fair value of contingent consideration related to prior acquisitions. These decreases were partially offset by an increase of $1.3 million in personnel-related costs primarily due to annual salary increases and increased headcount and an increase of $0.9 million in travel and company event related expenses.

General and administrative expenses decreased by $2.5 million, or 4%, for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease was primarily driven by a decrease of $3.6 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards, an increase of $2.7 million in costs allocated to other functions due to increased IT costs as well as increase in headcount in other departments, a decrease of $1.6 million from change in fair value of contingent consideration related to prior acquisitions and a decrease of $1.0 million in third-party professional fees. These decreases were partially offset by an increase of $5.2 million in personnel-related costs primarily due to annual salary increases and increased headcount and an increase of $1.5 million in travel and company event related expenses.

Lease modification and impairment

Lease modification and impairment net charge of $1.6 million during the nine months ended March 31, 2023 related to accelerated amortization expense associated with a right-of-use leased asset on the early exit of a leased office space, offset by a benefit arising from the amendment to the underlying lease agreement which resulted in a reduction in the related lease payment obligation.

Loss on Debt Extinguishment

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Loss on debt extinguishment	$—	$—	$—	—	$—	$(2,407)	$2,407	*

*Not meaningful

Loss on debt extinguishment of $2.4 million during the nine months ended March 31, 2022 related to the write-off of unamortized deferred financing costs upon the full repayment of our debt under the Prior Credit Facility in July 2021.

Interest Expense and Other Income (Expense), Net

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Interest expense	$(39)	$(39)	$—	—	$(117)	$(236)	$119	(50)%
Other income (expense), net	$(214)	$(272)	$58	(21)%	$(719)	$188	$(907)	(482)%

Interest expense decreased by $0.1 million in the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. The decrease was due to the full repayment of our debt under the Prior Credit Facility in July 2021.

The change in other income (expense), net, was primarily due to the impact of fluctuations in foreign currency rates on our monetary asset and liability balances denominated in currencies other than the U.S. dollar, primarily British Pounds.

We had foreign exchange losses on our monetary asset and liability balances as a result of the British Pound strengthening against the U.S. dollar during the nine months ended March 31, 2023. We had foreign exchange gains arising on our cash, accounts receivable balances and contingent consideration relating to the acquisition of Repstor denominated in British Pounds during the same period in the prior year.

Income Tax Benefit (Expense)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$351	$271	$80	30%	$(300)	$990	$(1,290)	(130)%

Income tax benefit was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Income tax expense was $0.3 million for the nine months ended March 31, 2023 compared to an income tax benefit of $1.0 million recorded during the nine months ended March 31, 2022. Our income tax benefit during the three months ended March 31, 2023 and the three and nine months ended March 31, 2022 was primarily attributable to income tax benefits from net losses in our foreign jurisdictions. Our income tax expense for the nine months ended March 31, 2023 was primarily attributable to income tax expense in a number of U.S. state jurisdictions and foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $54.0 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents and restricted cash as of March 31, 2023, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

On October 5, 2021, we entered into a Credit Agreement with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of March 31, 2023, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 9 to our unaudited condensed consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Nine Months Ended March 31,
	2023	2022
Net cash provided by operating activities (1)	$16,834	$4,570
Net cash used in investing activities	(6,430)	(3,333)
Net cash provided by (used in) financing activities	(10,327)	3,353
Effect of foreign currency exchange rate changes on cash and cash equivalents	(422)	160
Net increase (decrease) in cash, cash equivalents and restricted cash	$(345)	$4,750

(1) Includes debt-related cash interest payments of $6.0 million during the nine months ended March 31, 2022.

Operating Activities

During the nine months ended March 31, 2023, net cash provided by operating activities was $16.8 million, as our operating loss of $58.0 million was reduced by $74.8 million of adjustments. These adjustments consisted of $71.5 million of non-cash charges (principally comprising stock-based compensation expense, depreciation and amortization, amortization of operating lease right-of-use assets, lease modification and impairment and provision of doubtful accounts), and net cash inflow of $3.3 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue of $22.3 million due to our revenue growth and an increase in other liabilities of $1.2 million due to the timing of payments. These changes were partially offset by an increase in unbilled receivables of $5.9 million due to the timing of invoicing to our clients, a decrease in accounts payable and accrued liabilities of $5.5 million primarily due to payments for annual bonuses, a decrease in operating lease liabilities of $4.6 million due to lease payments, an increase in accounts receivable of $2.4 million due to the timing of billing and collections on our outstanding receivables and an increase in deferred commissions of $2.1 million due to increased sales.

During the nine months ended March 31, 2022, net cash provided by operating activities was $4.6 million, as our operating loss of $78.1 million, was reduced by $82.7 million of adjustments. These adjustments consisted of $76.4 million of non-cash charges (principally comprising stock-based compensation expense, depreciation and amortization and loss on debt extinguishment), and net cash inflow of $6.3 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $13.5 million due to our revenue growth, an increase in accounts payable and accrued liabilities of $2.1 million due to timing of payments, a decrease in prepaid expenses and other assets of $0.8 million primarily due to the timing of prepaid operating expenses and a decrease in our accounts receivable of $0.6 million due to the timing of client payments. These changes were partially offset by a decrease in other liabilities of $5.1 million primarily due to a decrease in our accrued interest as our debt under the Prior Credit Facility was repaid in full in July 2021, an increase in deferred commissions of $4.0 million due to timing of payments for sales commissions and an increase in unbilled receivables of $1.7 million due to the timing of invoicing our clients.

Investing Activities

Net cash used in investing activities primarily consists of purchases of property and equipment and capitalized internal-use software costs.

During the nine months ended March 31, 2023, net cash used in investing activities was $6.4 million, consisting of capitalized internal-use software costs of $3.9 million, capital expenditures of $2.0 million on property and equipment largely of computer equipment and leasehold improvements to our London office in U.K., and investment in note receivable of $0.5 million.

During the nine months ended March 31, 2022, net cash used in investing activities was $3.3 million, primarily consisting of capitalized internal-use software costs.

Financing Activities

During the nine months ended March 31, 2023, net cash used in financing activities was $10.3 million, primarily comprised of payments of $22.3 million which represented the final contingent consideration and cash holdback related to the acquisition of Repstor and deferred purchase consideration related to the acquisition of Billstream and $4.9 million of payments related to employee payroll tax withholding on vested equity awards, partially offset by $15.7 million of proceeds from stock option exercises and $1.2 million of proceeds from employee stock purchase plan.

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

In connection with the acquisition of Repstor in June 2021, we were obligated to make certain earn-out payments upon the achievement of certain performance measures as well as a cash holdback payment. During the nine months ended March 31, 2023, we paid $9.3 million in full consideration for the remaining contingent consideration and $1.8 million for the cash holdback related to the acquisition of Repstor.

During the nine months ended March 31, 2023, we paid $11.2 million in deferred purchase consideration related to the June 2022 acquisition of Billstream.

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

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
GAAP gross profit	$63,534	$43,663	$175,645	$124,621
Adjusted to exclude the following:
Stock-based compensation	1,524	1,228	4,248	3,166
Amortization of intangible assets	918	1,964	3,331	5,891
Non-GAAP gross profit	$65,976	$46,855	$183,224	$133,678

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Total recurring revenues	$79,628	$60,712	$221,273	$171,078
Total cost of recurring revenues	13,644	13,490	38,498	37,007
Recurring gross profit	65,984	47,222	182,775	134,071
Adjusted to exclude the following:
Stock-based compensation	486	359	1,317	882
Amortization of intangible assets	918	1,964	3,331	5,891
Non-GAAP recurring gross profit	$67,388	$49,545	$187,423	$140,844

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

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (loss) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
GAAP operating loss	$(18,245)	$(28,696)	$(56,819)	$(76,626)
Adjusted to exclude the following:
Stock-based compensation	18,759	22,827	54,795	62,295
Amortization of intangible assets	2,505	3,518	8,092	10,137
Lease modification and impairment	—	—	1,601	—
Change in fair value of contingent consideration	(641)	—	(873)	727
Acquisition-related transaction costs	502	125	703	206
Non-GAAP operating profit (loss)	$2,880	$(2,226)	$7,499	$(3,261)

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate based on either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of March 31, 2023.

As of March 31, 2023, no amounts have been borrowed under the JPMorgan Credit Facility.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. Our exposure to foreign currency exchange risk relates primarily to our accounts receivable, cash balances, other employee compensation related obligations and lease liabilities denominated in currencies other than the U.S. dollar. If a hypothetical 10% change in foreign currency exchange rates were to occur in the future, the resulting gain or loss would be immaterial on our operating results.

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three and nine months ended March 31, 2023 and 2022. Clients representing in excess of 10% of our accounts receivable balance at March 31, 2023 and June 30, 2022 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our senior secured revolving credit facility of up to $100.0 million. As of March 31, 2023, we had no outstanding loan balance under this facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 11, 2021, Navatar Group, Inc. commenced an action in the United States District Court for the Southern District of New York captioned Navatar Group, Inc. v. DealCloud, Inc., 1:21-cv-01255. In its complaint, Navatar asserted false advertising and related claims, alleging that DealCloud, Inc., a subsidiary of the Company, had disseminated false and/or misleading statements about Navatar’s financial condition, current sales and sales staff levels. On February 7, 2023, the Court dismissed Navatar’s claims.

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

Currently, all of our sales are to clients in the professional and financial services industry. Demand for our solutions could be affected by factors that are unique to and adversely affect our targeted verticals. In particular, our clients in the professional and financial services industry are highly regulated, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the software functionality demanded by our clients and require us to expend significant resources to ensure our solutions continue to meet their evolving needs. Also, changes in general economic and market conditions, including economic uncertainty, inflation and an increase in interest rates, have resulted in and could continue to result in stress and volatility in the financial services industry. In certain sectors of the financial services industry, companies face or may face liquidity or solvency concerns or potential consolidation or receivership, which could reduce demand for our solutions. In addition, other industry-specific factors, such as industry consolidation or the introduction of competing technology, could lead to a significant reduction in the number of clients that use our solutions within a particular vertical or the services demanded by these clients.

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

Further, our clients in the professional and financial services industry are particularly sensitive to U.S. and global market and economic conditions. Significant economic and market downturns make it difficult for our clients and us to forecast and plan future business activities accurately. Also, the effects of climate change may disrupt our clients’ businesses, by, among other things, increasing their costs and credit risk from their customers. Adverse changes in domestic and global economic and political conditions, including those associated with the withdrawal of the United Kingdom from the European Union (“Brexit”), outbreaks, epidemics, or pandemics involving public health, including the COVID-19 pandemic, Russian military action against Ukraine, inflation and the adverse economic downturn, stress and volatility in the financial services industry and impacts from climate change, could result in significant decreases in demand or lengthened sales cycles for our solutions, including the delay or cancellation of current or anticipated projects, and reduction in IT spending by our clients and potential clients, or could present difficulties in collecting accounts receivables from our clients if their financial condition deteriorates. Our existing clients may be acquired by or merged into other entities that use our competitors’ products, or they may decide to reduce the number of seats they use of our solutions or terminate their relationships with us for other reasons. Additionally, our market verticals are also interdependent. Our clients in the professional services industry rely significantly on revenues they receive from their own clients in the financial services industry, thus a decline in one vertical can lead to a decline in the other vertical. As a result, our ability to generate revenues from our clients could be adversely affected by specific factors that affect the professional and financial services industry.

Recent events affecting the financial services industry could have an adverse impact on the Company's business operations, financial condition, and results of operations.

On March 10, 2023, the FDIC was appointed as receiver of Silicon Valley Bank (“SVB”) and on March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. At the time of the closure, we maintained a depository relationship with SVB with respect to a relatively small amount of cash and regained full access to our deposits shortly thereafter. Although we seek to minimize our risk of losses by primarily using large money center banks, we may nevertheless be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds, make payments, or receive funds whether held with SVB or other banks. Any such disruptions could adversely impact our financial condition and results of operations.

The closures of SVB, and subsequently other banks, have created broader financial institution risks and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages and impair the ability of companies to access financing for working capital needs. These events could also make any necessary debt or equity financing more difficult and/or costly. Our operations may be adversely affected by any such liquidity shortages or impairment in access to financing.

Concerns about the stability and solvency of other banks and financial institutions have resulted in a deterioration in confidence in economic conditions. Any downturn or prolonged disruption in the economy, including any adverse impacts of increasing interest rates, could result in a downturn of business for those of our clients who support capital markets activity, and that downturn may cause such clients to reduce their spending on our solutions or to seek to terminate or renegotiate their contracts with us.

There may be other risks we have not yet identified. We continue to work to identify any potential impact of these events on our business in order to minimize any disruptions to our operations. However, we cannot guarantee we will be able to avoid any negative consequences relating to these recent developments or any future related developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective May 2, 2023, the Company issued 27,104 shares of its common stock to a group of five owners of Paragon as a portion of consideration valued at approximately $1.2 million for the Company’s acquisition of 100% of the equity interest of Paragon. The Company may also be obligated to issue up to 63,572 shares of its common stock over the next two years pursuant to certain time-based and earn-out provisions contained in the merger agreement.

The issuance of the shares was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended. Each of the recipients of shares in this issuance represented to the Company that it is sophisticated and an “accredited investor” as defined in Rule 501 of the Securities Act, that it had adequate access to information about us and that the shares are being acquired solely for investment and with no intention to distribute. The certificates for the common shares issued bear appropriate legends. No underwriters or placement agents were involved in this transaction.

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

Intapp, Inc.

Date: May 9, 2023	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Stephen Robertson
Stephen Robertson
Chief Financial Officer (Principal Financial Officer)