Form 10-K
period 2023-06-30
Intapp, Inc.
filed 2023-09-07
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2022, which was the last day of the registrant's most recently completed second fiscal quarter, as reported by The NASDAQ Global Select Market on such date, was $401.1 million. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of August 25, 2023 was 69,240,659.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly in the sections captioned “Risk Factors” under Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and “Business” under Part I, Item 1, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, and our objectives for future operations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy, and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•
our ability to continue our growth at or near historical rates;
•
our future financial performance and ability to be profitable;
•
the effect of global events on the U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;
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
•
our ability to compete in highly competitive markets, including artificial intelligence (“AI”) products;
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

iii

PART I

Item 1. Business.

Overview

Intapp is a leading provider of industry-specific, cloud-based software solutions for the global professional and financial services industry. We empower the world’s premier private capital, investment banking, legal, accounting, and consulting firms with the technology they need to operate more competitively, deliver timely insights to their professionals, and meet rapidly changing client, investor, and regulatory requirements.

The Intapp platform is purpose-built to modernize these firms. The platform facilitates better team collaboration, digitizes complex workflows to optimize deal and engagement execution, and leverages applied AI to help nurture relationships and originate new business. The Intapp platform allows firms to manage their unique risk and compliance challenges, such as conflicts and independence, ethical walls, and employee compliance. By better connecting their most important assets — people, processes, and data — our platform helps firms increase client fees and investment returns, operate more efficiently, and better manage risk and compliance.

The professional and financial services industry, largely comprised of elite, partner-led firms, is one of the biggest sectors of the global economy. Firms in this industry operate in a highly connected ecosystem, providing valuable expertise, insight, and advice to a broad range of companies and institutions across varied transactions and engagements. The industry is competitive, and uniquely structured around highly experienced partners and professionals who leverage knowledge, intellectual capital, and relationships to succeed — differing greatly from companies that sell goods and products. Firms must manage an intricate web of complex, non-linear relationships spread across various functions, processes, and personnel, while also navigating an ever-changing market and regulatory environment.

Historically, firms in the professional and financial services industry have either relied on internally built technology solutions and legacy on-premises software, or they have attempted to use horizontal software providers for their industry-specific technology needs. Internally built or legacy solutions tend to be outdated, expensive, and cumbersome to maintain, while horizontal solutions do not align well with how these firms operate and require heavy customization. As a result, we believe these firms are increasingly embracing industry-specific software and AI technology to achieve improved levels of growth, investment, returns, productivity, risk management, and a differentiated experience for their clients, teams, and investors.

Our industry cloud strategy leverages deep understanding of the professional and financial services industry to deliver products on the Intapp platform that are tailored to address these firms’ specific business challenges. We combine our purpose-built technology with what we believe are best practices developed over more than 20 years and through thousands of successful deployments. This includes our robust set of applied AI capabilities that help clients solve unique challenges, allowing them to grow faster and run smarter. We have curated a robust, industry-specific partner ecosystem that allows our clients to generate added value from the adoption of our platform. All of these elements work together in our comprehensive industry cloud strategy.

We believe our industry cloud strategy and solutions provide us with a competitive advantage, driven by our deep domain expertise gained over 20 years of serving professional and financial services firms. We have cultivated difficult-to-replicate, privileged access to these firms resulting in a deep understanding of how they work and what they need. Clients value our scalable platform’s differentiated domain expertise, purpose-built capabilities, comprehensive end-to-end offering, data-driven AI insights, and industry brand. We are trusted by many of the world’s elite firms, including 96 of the Am Law 100 law firms, 13 of the top 20 accounting firms, and over 1,500 private capital and investment banking firms.

We sell our software on a subscription basis through a direct enterprise sales model. As of June 30, 2023, we had over 2,300 clients. Our business has historically grown through a combination of expanding within our existing client base — including additional users and capabilities — and selling to new clients. We have had success in driving clients to further adoption, and currently have 53 clients, up from 41 clients at the end of fiscal year 2022, representing a 29% increase, with contracts greater than $1 million of annual recurring revenues (“ARR”). With our scalable, modular cloud-based platform, we believe we are well positioned to continue our growth.

Our Products and Platform

The Intapp platform is purpose-built to modernize these firms. The platform facilitates greater team collaboration, digitizes complex workflows to optimize deal and engagement execution, and leverages applied AI to help nurture relationships and originate new business. By better connecting their most important assets — people, processes, and data — our platform helps firms increase client fees and investment returns, operate more efficiently, and better manage risk and compliance.

Our deep understanding of the professional and financial services industry has enabled us to develop a suite of solutions on the Intapp platform tailored to address these firms’ specific business challenges.

Industry Products and Solutions

Our solutions enable private capital, investment banking, legal, accounting, and consulting firms and their professionals to realize the benefits of modern AI and cloud-based architectures for their most critical business functions — without compromising industry-specific functionality or regulatory compliance. Our solutions serve firms’ need for strong operational controls and compliance, and are complemented by solutions that support the work of the partners and professionals that grow the firms’ fees and revenues:

•
A deal and relationship management solution, DealCloud, that serves partners and professionals in all of our markets. The solution manages firms’ client relationships, prospective clients and investments, current engagements and deal processes, and operations and compliance activities — allowing investors and advisors to react faster, make better decisions, and execute the best deals. At investment banks and advisory firms, DealCloud helps partners and professionals enhance their coverage models, achieve greater win rates, and drive higher success fees. For investors, it helps increase origination volume, support investment selection, and drive greater returns. At professional services firms, DealCloud improves client strategy and targeting, business development and origination, and work delivery, increasing financial performance and regulatory compliance. The flexibility of DealCloud allows it to meet many needs including as a CRM, deal management, experience management and relationship intelligence solution. DealCloud helps firms manage all aspects of their client relationships.
•
Risk and compliance management solutions that help firms thoroughly evaluate new business, onboard clients quickly, and monitor relationships for risk throughout their business lifecycle, while staying compliant with both regulatory and client obligations around independence and ethics. These solutions include our recent acquisition of Paragon Data Labs, Inc. (“Paragon”), which complements our solution that protects firms, and delivers our Employee Compliance solution to help firms ensure personal independence for their professionals and manage and track material non-public information (“MNPI”), trading restrictions, and other business conflicts of interest.
•
Operational and financial management solutions that provide AI-enabled software to drive efficiency and profitability. These solutions include time management and billing software, such as our recently acquired Billstream product, which helps accelerate billing, improve realization, and improve the experience for the firm’s clients.
•
Collaboration solutions that provide intelligent client-centric collaboration, seamless content governance, and innovative client experiences leveraging Microsoft 365, Teams, and SharePoint.
•
Integration solutions that connect all firm data into a single platform, tailored to the needs of professional and financial services firms. We also provide solutions that extend the value of our platform with third-party data that we are licensed to resell from a broad number of providers.

Technology Platform

Our solutions are built on a single cloud platform, taking advantage of capabilities tailor-made for the unique requirements of the industries we serve. Our full range of solutions are delivered through an integrated cloud platform underpinned by key technology capabilities:

•
A modern, cloud-based architecture purpose-built to meet industry needs;
•
A low-code, tailored, configurable user experience (“UX”), based on industry-specific templates that meet users’ specific needs;

•
An applied AI strategy that combines modern AI with our market expertise to help professional and financial services firms optimize the use of their vast amounts of data; and
•
A specialized data architecture based on an industry graph data model that is purpose-built to capture professional and financial services firms’ unique operating model — supporting the complex integrations needed to deliver data where and when it is needed.

Modern, cloud-based architecture

Our modern cloud-based architecture is purpose-built to meet the specialized needs of the industry. Key capabilities of our cloud architecture include:

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
•
Single unified codebase. We develop and release new versions of our solutions to cloud tenants on a common release schedule, with quarterly major releases and monthly maintenance releases. We deploy upgrades rapidly to all of our clients. With this approach, all cloud tenants are always on the latest versions of the software and have immediate access to critical new features, bug fixes, and innovations — without the lead time and delays common with traditional on-premises upgrade cycles.
•
Enterprise-grade security. In response to the strict security requirements of professional and financial services firms, Intapp’s software-as-a-service (“SaaS”) solutions provide tenants with enterprise-grade security, data protection, and control. In Intapp’s SaaS solutions, strict identity and access controls are employed and data is encrypted in transit and at rest. Intapp’s cloud services comply with numerous internationally recognized standards, such as ISO 27001, ISO 27017, ISO 27018, SOC 2, and CSA STAR.
•
Open ecosystem and APIs. Intapp’s platform supports an open ecosystem by creating a centralized data lake and messaging service that integrates with disparate internal data sources and third-party applications and data services. By leveraging Intapp’s open (REST) APIs, client IT departments, other software providers, firm consultants, and partners in Intapp’s ecosystem can extend the benefits of Intapp’s platform to a broader range of business applications.

Low-code configurability and personalized UX

Our configurable UX capabilities allow both technical and non-technical users to rapidly tailor our applications to meet their specific needs. These capabilities enable our clients to make meaningful changes to their user experience, processes, and business rules with drag-and-drop configuration features and functionality — without having to perform custom coding. The flexibility of this framework enables firms to maximize their agility and easily adapt the software to match the frequent changes in their business.

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

Applied AI — our artificial intelligence strategy

Industry-specific AI is embedded throughout our platform and solutions to help professional and financial services firms use their vast amounts of data to optimize critical processes and make better, faster decisions. Our AI team has been delivering capabilities into our solutions for over 10 years, leveraging AI technology from automation to machine learning (“ML”) to deep learning to generative AI. The functions span a wide range across firm operations, including strategy, business development, risk and compliance, and work execution. Examples include:

•
Enhanced conflicts review on matters with large number of parties — such as bankruptcies and restructuring — to accelerate conflicts clearance and help firms open matters faster with fewer errors.

•
Billable activity capture to find missing time and automatically fill out timesheets to reduce revenue leakage, minimize write-offs, and accelerate cash and collections.
•
Analysis of firms’ collected relationships to identify the strongest approach to winning new business and retaining important clients.
•
Self-maintaining contacts in firm systems to keep contact records up to date — without requiring manual data entry.

Industry-specific data architecture

Our platform includes several key data management capabilities that help firms more effectively capture and leverage their critical data using a system of record that reflects the unique operating model of professional and financial services. These capabilities include:

•
A specialized industry graph data model. Our specialized industry data model is purpose-built to capture the complex relationships, and the specialized knowledge and experience, that are unique to professional and financial services. The platform creates “many-to-many” data linkages that connect professionals with prospective clients, investors, and target portfolio companies and assets. Our solutions leverage these linkages to provide personalized analysis and insights for each professional that reflect their unique area of specialty, such as client industry, asset class, investment strategy, geography, or transaction type.
•
A low-code integration platform. Intapp Integration Service is a core capability of our platform that provides cloud-native, easy-to-use, enterprise-class integration to connect applications and data — without requiring any code. The solution helps firms overcome data silos and easily move information between systems, including within our platform. Intapp Integration Service includes more than 100 industry-specific connectors, as well as extensive built-in workflow and automation capabilities tailored to the unique needs of professional and financial services firms.
•
Market intelligence in one place. Our platform combines proprietary and third-party market data, transforming it into institutional knowledge that gives dealmakers and other professionals a competitive advantage through better market intelligence. Professionals can run complex reports, analyze industry trends, and evaluate potential synergies in the same place where they originate new business and manage relationships. With better, real-time, actionable market data, investors can source and close deals that best match their investment thesis and strategy, advisory professionals can quickly develop proprietary relationships and coverage strategies with companies that match previous transactions, and lawyers can more accurately identify white space opportunities with global clients to grow their relationships.

Key Benefits of Our Solution

Our platform solutions help professional and financial services firms to:

•
Increase revenues and investment returns. Our clients leverage our solutions to increase their revenues and investment returns by improving their origination and business development effectiveness, optimizing market coverage, and helping nurture key relationships by ensuring outreach to the right people at the right time to convert those relationships into business. Our solutions provide firms with a single source of truth and 360-degree views of key clients, related investments, potential new clients and investments, and prospective deals — giving partners, professionals, and dealmakers a competitive advantage in the market.
•
Operate more efficiently and profitably. Our solutions help clients increase efficiency and profitability by streamlining and automating the many functions required to originate deals and deliver work. Using our workflow, analytics, and AI capabilities, firms can connect and operationalize their formerly disjointed engagement and deal lifecycle — eliminating manual processes, reducing duplicative data entry, and scaling to support growing businesses with less overhead. This focus includes critical processes such as investor relations, business development, conflicts clearance and business acceptance, engagement planning and resourcing, and billing and collections. Our cloud-based delivery model also reduces firms’ operating costs by eliminating their need to own, upgrade, and support the solutions or associated hardware infrastructure.

•
Manage risk and compliance more effectively. Our solutions help firms reduce regulatory, financial, and reputational risk through workflow and automation, AI, predictive analytics, and rules-based risk scoring. Using Intapp, risk and compliance teams can work seamlessly together with front-office professionals, all within the Intapp platform, to quickly assess new business opportunities, clear and manage conflicts and independence issues, easily establish ethical walls, prepare for regulatory or client audits, and dynamically respond to rapidly changing regulatory landscapes and the firm’s overall risk posture.
•
Leverage collective knowledge for competitive advantage. Our solutions provide a competitive advantage to firms by helping leverage their immense, but often underutilized, collective knowledge. With integrated and connected information about investors, economic sectors, deals, clients, engagements, and relationships, combined with relevant third-party data, firm professionals are armed to make better, faster decisions, with better market insights and the knowledge with which to develop stronger relationships and increased business from clients, potential new clients, investors, and potential new investors.

Growth Strategies

The key components of our growth strategy are:

•
Capitalize on the generational change in work driven by AI. We are seeing increased awareness of AI among our customers who are interested in how they can leverage AI in their business, driven by the excitement around generative AI, is increasing interest in next-generation solutions such as the Intapp platform, and DealCloud in particular. Our applied AI strategy brings these advanced technologies to our clients to solve practical and unique business challenges.
•
Continue to lead the market shift to the cloud. Mission-critical applications are increasingly being delivered more reliably, securely, and cost-effectively via the cloud, which can more readily enable real-time collaboration and provide access to valuable data from anywhere, anytime, on any device. As more professionals embrace cloud technologies, they will continue to drive the accelerated adoption of additional cloud capabilities across their firms. We believe we are a leader in the adoption cycle of cloud-based solutions by professional and financial services firms, driven in part by the needs of the next generation of professionals for purpose-built technology and software solutions.
•
Expand within our existing client base. We have deep, longstanding, and trust-based relationships with our clients. Our land-and-expand model generates multi-year growth within our client base, with client lifetimes often spanning more than a decade. Clients typically adopt our modular solution to address a specific use case, then expand their use by adopting more modules, adding more users, and deploying to other parts of their organization over time.
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
•
Selectively pursue strategic transactions. We have successfully completed 9 acquisitions over the past 10 years that have allowed us to enhance our platform, add new technology capabilities, and address new client segments. For example, we acquired DealCloud in 2018 to better target private capital and investment banking clients with cloud-based deal management, pipeline management, and CRM functionalities. We will continue to evaluate acquisition opportunities that will help us extend our market leadership and client reach.

Our Clients

Intapp is a leading provider of industry-specific, cloud-based software solutions for the global professional and financial services industry. We serve the world’s premier private capital, investment banking, legal, accounting, and consulting firms. Collectively, more than 2,300 clients, including 96 of the Am Law 100 law firms, 13 of the top 20 accounting firms, and over 1,500 private capital and investment banking firms rely on Intapp solutions to help activate their collective knowledge, navigate complex relationships, and drive growth. No single client represented more than 10% of total revenues in fiscal year 2023.

Our Functions

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

We also have a growing partner ecosystem that includes a range of technology and implementation partners. Together with these partners, we generate increased value for our clients and broaden our reach. Partners include specialized implementation and data partners as well as some of the largest technology players in the world, including Microsoft and KPMG. We have been recognized in our Microsoft partnership as a Top Tier ISV Partner, the highest level, showing the importance of Intapp in how they serve our markets. Across our entire ecosystem, we now have over 100 data, technology, and implementation partners.

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

Client Services and Client Success

After a client contracts to purchase our solutions, we, either directly or together with partners, provide implementation services to assist the client in the deployment of those solutions. We utilize best practices developed over our history in implementing our solutions for each client — including providing templates and industry-relevant templates to accelerate adoption, and delivering a purpose-built configuration that best suits a client’s specific needs. Implementation engagements typically range in duration from three to nine months, depending on scope.

We support our clients with access to engineers, other technical support personnel, release management, and managed services. To help our clients achieve success with the Intapp platform, we offer in-depth change management workshops, classroom and virtual end-user and administrator training, consultative adoption services, and best practices. We view our clients’ success as a cornerstone of our business model and philosophy, and are organized to measure, monitor, and deliver high levels of client satisfaction.

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

Our research and development teams are primarily located in Palo Alto, California; Charlotte, North Carolina; Jersey City, New Jersey; Manchester, England; and Belfast, Northern Ireland. We also utilize a substantial number of independent contractors and consultants working in research and development throughout the world. Prior to Russia’s invasion of Ukraine in February 2022, a majority of our research and development had been conducted through our facilities based in Ukraine and our contractors’ facilities located in Belarus, Ukraine, and Russia. Beginning in March 2022, in response to Russia’s invasion of Ukraine, we have transitioned and relocated all of our development and services functions previously located in Russia and Belarus to facilities and resources in the European Union, U.K., and Americas, outside of the conflict zone.

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

We believe we provide employees with a unique opportunity to develop and sell world-class solutions within a specific industry. The Intapp platform offers our developers an opportunity to build important solutions that can become the standard in the professional and financial services industry, while enabling sales personnel to sell a growing portfolio of solutions to a focused, deep set of professional and financial services firms. We believe that this unique opportunity will allow us to continue to attract top talent for our product development and sales efforts.

As of June 30, 2023, we had 1,150 full-time employees.

Our employees are primarily located in the United States, the United Kingdom, Europe, Australia, and Singapore. We also utilize independent contractors, brokers, and consultants, including a substantial number of developers working in research and development. None of our employees are represented by a labor union or are a party to a collective bargaining agreement, and we consider our relationship with our employees to be strong.

Competition

The professional and financial services industry is highly competitive and subject to change from the introduction of new products and technologies and other activities of industry participants. We believe our success in growing our business will depend on our ability to demonstrate to our clients in the professional and financial services industry that our solutions provide superior business outcomes to other competitive solutions — including, but not limited to, legacy applications, manual processes, horizontal platforms, and point solutions.

We believe that the principal competitive factors in our industry include the following:

•
Deep domain experience and a long-term, trusted relationship;
•
Product innovation, quality, functionality, and design;
•
Solutions that are purpose-built for this industry;
•
Platform solutions that are complete, end-to-end solutions across the relationship lifecycle;
•
Solutions that enable connectedness of key data and processes through the use of AI;
•
A track record of delivering value consistently over time;
•
A strong commitment to security and privacy; and
•
Brand reputation and name recognition in the industry.

Some of our competitors and potential competitors are large and have greater brand name recognition, longer operating histories, larger marketing budgets, established marketing relationships, access to larger client bases, and significantly greater resources for the development of their offerings. Moreover, because our market is highly competitive and subject to rapid change, it is possible that new entrants — especially those with substantial resources, more efficient operating models, more rapid technology and content development cycles, or lower marketing costs — could introduce new solutions that disrupt our market and better address the needs of our clients and potential clients.

Further, certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our solutions may be rendered obsolete or uneconomical by technological advances, or by entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our market, there is the possibility of a competitor acquiring patents or other rights that may limit our ability to update our technologies and products, which may impact demand for our products. See the section titled “Risk Factors—Assertions against us, by third parties alleging infringement or other violation of their intellectual property rights, could result in significant costs and substantially harm our business and results of operations” for additional information.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. Our patents cover various aspects of the Intapp platform. The term of individual patents depends on the legal term for patents in the countries in which they are granted. There is no active patent litigation involving any of our patents, and we have not received any notices claiming that our activities infringe a third-party’s patent.

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

In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, to defend against claims of infringement of the rights of others, or to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market.

Additionally, adverse determinations in litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties, or prevent us from selling or using the solution accused of infringement — any of which could severely harm our business. See “Risk Factors – Assertions against us, by third parties alleging infringement or other violation of their intellectual property rights, could result in significant costs and substantially harm our business and results of operations” and “– Failure to protect our intellectual property could substantially harm our business and results of operations” for additional information.

We also rely upon trademarks to build and maintain the integrity of our brand and, in part, upon trade secrets, know-how, continuing technological innovation, and licensing arrangements, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants, and others who may have access to our proprietary information.

Regulations

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Some of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, data protection, content, intellectual property, data collection and processing, data security, and data retention and deletion. In particular, we are subject to federal, state, and foreign laws regarding data protection and privacy. Foreign data protection and privacy laws and regulations can impose different obligations that may be more restrictive than those in the United States. Some United States federal and state and foreign laws and regulations in some cases may be enforced by private parties in addition to government entities. These laws and regulations are constantly evolving and may be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate. This may result in laws and regulations being interpreted and applied inconsistently from country to country, and also inconsistently with our current policies and practices. For example, the European Union’s General Data Protection Regulation (“GDPR”) has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union. Under GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. In addition, California adopted the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, and limits how we may collect and use certain data. The impact of this law on us and others in our industry is and will remain unclear until additional regulations are issued. The effects of the CCPA are potentially far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, California approved the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023 and under which enforcement has been delayed until March 29, 2024, and changes privacy rights under the CCPA, including with respect to business-to-business transactions. Non-compliance with these laws could result in penalties or significant legal liability. We have invested, and continue to invest, human and technology resources into our GDPR and CPRA compliance efforts and our data privacy compliance efforts generally.

Seasonality

We generally experience seasonality in billings with our clients, and we typically record a higher percentage of billings in our fourth quarter than in the other quarters.

Corporate Information

We were formed as a Delaware corporation on November 27, 2012 as LegalApp Holdings, Inc. and we changed our name to Intapp, Inc. in February 2021. We completed the initial public offering of our common stock (the “IPO”) on July 2, 2021. Our common stock trades on the Nasdaq Global Select Market under the symbol “INTA.” Our principal executive offices are located at 3101 Park Boulevard, Palo Alto, CA 94306, and our telephone number is (650) 852-0400.

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
•
All of our revenues are generated by sales to clients in our targeted verticals, and factors, including the downturn in U.S. and global markets and economic conditions, that adversely affect the applicable industry could also adversely affect our business.
•
Russian military action against Ukraine and subsequent sanctions against Russia and Belarus has resulted in disruptions to some of our research and development resources, which could lead to interruptions in our development efforts or hamper our ability to maintain our solutions.
•
If our solutions or third-party cloud providers or sub-processors experience data security breaches and there is loss, theft, misuse, unauthorized disclosure or unauthorized access to our clients’ data, we may lose current or future clients, our reputation and business may be harmed, and we may be subject to governmental inquiries or investigations and a risk of loss or liability.
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
•
We are expanding our AI offerings to incorporate recent innovations in AI and these initiatives may not be successful, which may adversely affect our business, results of operations and financial condition, and may also result in reputational harm and liability.
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
•
Adverse developments affecting the financial services industry could have an adverse impact on our business operations, financial condition, and results of operations.
•
Outbreaks, epidemics, or pandemics involving public health could harm our business, results of operations, and financial condition.

Risks Related to Our Business and Industry

Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.

We have been growing rapidly over the last several years, and as a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Our recent and historical growth should not be considered indicative of our future performance. In future periods, our revenues could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our Intapp platform, increase in competition, limited ability to, or our decision not to, increase pricing, or our failure to capitalize on growth opportunities or if any of the other risks described herein were to materialize. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in new and rapidly changing markets. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business would suffer.

We have a history of losses and may not achieve or maintain profitability in the future.

We have incurred net losses of $69.4 million, $99.7 million and $46.8 million in fiscal years 2023, 2022 and 2021, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we intend to continue to invest in product development, sales and marketing programs and acquisitions to support further growth.

These expenditures may not result in additional revenues or growth of our business. We have also experienced increased costs in being a public company. Accordingly, we may not be able to generate sufficient revenues to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, the market price of our common stock could decline.

All of our revenues are generated by sales to clients in our targeted verticals, and factors, including the downturn in U.S. and global markets and economic conditions, that adversely affect the applicable industry could also adversely affect our business.

Currently, all of our sales are to clients in the professional and financial services industry. Demand for our solutions could be affected by factors that are unique to and adversely affect our targeted verticals. In particular, our clients in the professional and financial services industry are highly regulated, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the software functionality demanded by our clients and require us to expend significant resources to ensure our solutions continue to meet their evolving needs. Also, changes in general economic and market conditions, including economic uncertainty, inflation, liquidity concerns and fluctuating interest rates, have resulted in and could continue to result in stress and volatility in the financial services industry. In certain sectors of the financial services industry, certain financial institutions have faced liquidity and solvency concerns, consolidation, a severe decline in market value, distress, failure and receivership. It is possible that these conditions may persist, deteriorate or reoccur, which may cause our customers to reduce their spending on our technology or to seek to terminate or renegotiate their contracts with us. In addition, other industry-specific factors, such as industry consolidation or the introduction of competing technology, could lead to a significant reduction in the number of clients that use our solutions within a particular vertical or the services demanded by these clients.

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

Significant economic and market downturns make it difficult for our clients and us to forecast and plan future business activities accurately. Adverse changes in domestic and global economic and political conditions, including those associated with outbreaks, epidemics, or pandemics involving public health Russian military action against Ukraine, inflation and the adverse economic downturn, stress and volatility in the financial services industry and impacts from climate change, could result in significant decreases in demand or lengthened sales cycles for our solutions, including the delay or cancellation of current or anticipated projects, and reduction in IT spending by our clients and potential clients, or could present difficulties in collecting accounts receivables from our clients if their financial condition deteriorates. The effects of climate change may further disrupt our clients’ businesses, by, among other things, increasing their costs and credit risk from their customers. Additionally, our market verticals are also interdependent. Our clients in the professional services industry rely significantly on revenues they receive from their own clients in the financial services industry, thus a decline in one vertical can lead to a decline in the other vertical. As a result, our ability to generate revenues from our clients could be adversely affected by specific factors that affect the professional and financial services industry.

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

Any further escalation of the conflict in the region or extension of the conflict to surrounding countries, including armed conflict, cyber warfare or additional sanctions affecting the area, could lead to further instability, disrupt or delay communications with our resources there, disrupt or delay the flow of funds to support operations or render resources unavailable. Further, we cannot predict the impact of the military actions and any heightened military conflict or geopolitical instability that may follow, including additional sanctions or counter-sanctions, heightened inflation, cyber disruptions or attacks, higher energy costs, and supply chain disruptions. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. We cannot provide any assurance that the conflict will not spill into neighboring countries where some of our resources have relocated and affect our development and services functions. Any such disruptions may also magnify the impact of other risks described in our Annual Report this Form 10-K.

If our solutions or third-party cloud providers or sub-processors experience data security breaches, and there is loss, theft, misuse, unauthorized disclosure or unauthorized access to our clients’ data, we may lose current or future clients, our reputation and business may be harmed, and we may be subject to governmental inquiries or investigations and a risk of loss or liability.

Our business involves the processing, storing and transmission of increasingly large amounts of confidential and sensitive information that our clients and potential clients in the professional and financial services industry maintain and access. We and our third-party cloud providers and sub-processors face a variety of evolving threats that could cause data security breaches, including cyberattacks. Also, companies that provide software solutions to clients in the legal industry, like us, may face heightened cyber security risks. While we have developed and implemented measures designed to protect client information and prevent security breaches and our cloud services comply with numerous internationally recognized standards, such as ISO 27001, ISO 27017, ISO 27108, SOC 2 and CSA STAR, if our security measures are breached or unauthorized access to client data is otherwise obtained, our solutions may be perceived as not being secure; clients, especially those in the professional and financial services industry, may reduce the use of or stop using our solutions, and we may incur significant liabilities. Our solutions involve the storage and transmission of data, in some cases to third-party cloud providers, which may include personal data, and security breaches, including at third-party cloud providers, could result in the loss, theft, misuse, unauthorized disclosure of and unauthorized access to this information, which in turn could result in governmental inquiries or investigations, litigation, breach of contract claims, indemnity obligations, reputational damage and other liability for our company. Despite the measures that we have or may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, computer viruses or similar problems, and in the case of third-party cloud providers, may be outside of our control. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. As our business grows, the number of individuals using our products, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized, which makes us a greater target for malicious activity. Risk of cyberattacks continues to grow as cybersecurity threats become more sophisticated and complex and geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may create a heightened risk of cyberattacks. Like most companies that provide cloud-based software solutions, we are, in the normal course of business, the target of malicious cyberattack attempts. Although, to date, such identified attempts have not resulted in security events that are material or significant to us, including to our reputation or business operations, or had a material financial impact, there can be no assurance that future cyberattacks will not be material or significant. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to remediate security breaches or significant additional expenditures to protect against security breaches. Additionally, if we are unable to adequately address our clients’ concerns about security, we may have difficulty selling our solutions.

We rely on third-party technology and systems for a variety of services, including, without limitation, third-party cloud providers or sub-processors to host our websites and web-based services, encryption and authentication technology, employee email, content delivery to clients, back-office support and other functions, and the ability to prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Although we have developed systems and processes that are designed to protect client information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, we may have to introduce such protective systems and processes to acquired companies, who may not correctly implement them at first or at all. Any or all of these issues could negatively impact our ability to attract new clients or to increase engagement by existing clients, could cause existing clients to elect not to renew their subscription arrangements or term licenses, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations. While we maintain cyber liability insurance policies covering certain damages relating to security breaches, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Our risks are likely to increase as we continue to expand our platform, grow our client base, and process, store, and transmit increasingly large amounts of confidential and sensitive data, and as cyber security threats continue to grow increasingly sophisticated and complex.

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

Furthermore, our sales cycles could be disrupted by factors outside of our control, including macroeconomic factors, volatility in the financial services industry and outbreaks, epidemics, or pandemics involving public health. Remote working and widespread restrictions on travel and in-person meetings could affect and interrupt sales activity and may negatively impact our business, results of operations, or financial position. See “Risk Factors—General Risk Factors — Outbreaks, epidemics, or pandemics involving public health could harm our business, results of operations, and financial condition.”

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

We are expanding our AI offerings to incorporate recent innovations in AI and these initiatives may not be successful, which may adversely affect our business, results of operations and financial condition, and may also result in reputational harm and liability.

We have an AI strategy to further expand and embed industry-specific AI throughout the Intapp platform and our solutions to help our clients more effectively use their data to manage risk, enhance efficiency and improve operations. While we have made, and expect to continue to make, investments in the continued development of AI capabilities, adoption of fast changing AI technology presents risks, challenges and potential unintended consequences. Also, the markets for our solutions and services are rapidly evolving and are highly competitive, and many of our competitors are also seeking to incorporate AI into their products. Competing firms may be able to develop and embed AI in their products more quickly than we can. If our competitors are better able to incorporate AI in their products and we are unable to compete effectively with them, our business, results of operations and financial condition could be adversely affected.

Our AI capabilities include, among other things, automation, machine learning, deep learning and generative AI. Many of our products are powered by AI and machine learning, some of which include the use of large language models and generative AI. Known risks of generative AI currently include accuracy, bias, toxicity, privacy, and security and data provenance. Developing, testing and deploying AI systems may also increase the cost of our offerings. The AI capabilities of our platform and solutions could potentially have actual or perceived impacts on privacy, employment and civil rights. Our failure to adequately address legal risks relating to AI in our platform and solutions could result in litigation regarding, among other things, intellectual property, privacy, employment, civil rights and other claims that could result in liability for our company. It may also result in new or increased governmental or regulatory scrutiny, which could result in regulatory action and liability. The use of our AI capabilities could raise ethical or social concerns and our failure to adequately address these concerns or the failure of our competitors, clients or other end users to do so could negatively impact our brand and reputation.

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

Our ability to increase revenues will depend, in large part, on our ability to further penetrate our existing markets and to attract new clients, as well as our ability to generate subscription renewals from existing clients and to increase sales from existing clients who do not utilize the full Intapp platform. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, adaptation to new industry standards that our solutions address and technological changes, the ability to maintain and to develop relationships with third parties and the ability to attract, retain and effectively train sales, services, support and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solutions to become obsolete. Any new markets in which we attempt to sell our solutions, including new countries or regions, may not be receptive or sales cycles may be delayed due to outbreaks, epidemics, or pandemics involving public health, political instabilities and the global economic downturn. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet changing consumer demands and industry standards, as well as our ability to assure that our clients will be satisfied with our existing and new solutions. If we are unable to sell our solutions into new markets or to further penetrate existing markets, or to increase sales from existing clients by selling them additional software and services, our revenues will not grow as expected, which would have a material adverse effect on our business, financial condition, and results of operations.

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

We expect to continue to grow, in part, by making targeted acquisitions. Our business strategy includes the potential acquisition of shares or assets of, or alliances with companies with software, technologies or businesses complementary to ours, both domestically and globally. For example, in fiscal year 2021, we acquired Repstor, Limited (“Repstor”), a cloud software company that engages in the creation of Microsoft 365-based enterprise content management and team collaboration tools for the professional services industry. In fiscal year 2022, we acquired the Billstream business from Billstream LLC (“Billstream”), which is a legal billing automation solution. In fiscal year 2023, we acquired Paragon, a cloud-based employee compliance software solution provider. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity.

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

We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We operate globally, sell our services to more than 2,300 clients in more than 40 countries, and have employees and contractors in the Americas, Europe and Asia Pacific. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Additionally, we continue to increase the breadth and scope of our Intapp platform and our operations and continue to develop our partner network. In order to successfully manage our future growth, we will need to continue to add and retain qualified personnel across our operations, improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key industry verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal controls as well as our reporting systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and may divert management and financial resources from other projects, such as the development of new solutions, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. We may also deem it advisable in the near-term or later to downsize certain of our offices in order to reduce costs, which may cause us to incur related charges. For example, during fiscal year 2023, we exited a portion of our space in Palo Alto, California and recorded a net charge of $1.6 million in connection with the impairment of the related operating lease right-of-use asset and the reassessment of the lease liability. As we continue to evaluate our real estate needs, we may incur additional charges in the future in connection with exit activities. Also, we occupy some of our office space pursuant to agreements with WeWork Inc. or its affiliates (“WeWork”), which disclosed on August 8, 2023, that substantial doubts exist about its ability to continue as a going concern. If WeWork is unable to continue as a going concern, we may need to adjust our real estate strategy, incur additional costs or our operations may be adversely affected. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.

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

Our loan and security agreement under our revolving credit facility contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of September 7, 2023, we had no outstanding loan balance under this facility.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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
•
disruption to our operations caused by epidemics, pandemics or outbreaks; and
•
political, social, and economic instability abroad, including Russia’s invasion of Ukraine, terrorist attacks, and security concerns in general.

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

Some of our development resources are subject to additional risks inherent in foreign operations, which could lead to interruptions in our development efforts or hamper our ability to maintain its solutions.

Prior to Russian military action against Ukraine, a majority of our research and development had been conducted through our facilities based in Ukraine and our contractors’ facilities located in Belarus, Ukraine, and Russia. Since the onset of the active conflict in February 2022, we have transitioned and relocated most of our research and development to facilities outside of the conflict zone in the European Union, U.K. and Americas. In addition to product development, these resources are also key to maintaining our solutions. Any further escalation of political tensions or economic instability in these regions could disrupt or delay our research and development operations in these regions, or adversely affect the timeliness of new product delivery or maintenance and upgrades to existing products and solutions, which could harm our operations, financial conditions, sales and growth prospects. Disruptions in communications with these resources could also lead to periods of unavailability of our SaaS solutions, which could require us to provide credits or refunds to clients or lead to client cancellations.

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

GDPR and other EU laws and regulations relating to the collection, use and processing of personal data relating to individuals in the EU, are often more restrictive than those in the United States or other countries. In addition, under GDPR, transfers of personal data to countries outside of the European Economic Area are prohibited to countries that have not been determined by the European Commission to provide adequate protections for personal data, including the United States. Switzerland has similar restrictions. There are mechanisms to permit the transfer of personal data from the European Economic Area and Switzerland to the United States, but there is also uncertainty as to the future of such mechanisms, which have been under consistent scrutiny and challenge. For example, a decision of the Court of Justice of the European Union in July 2020 invalidated the EU-US Privacy Shield Framework, a means that previously permitted transfers of personal data from the EEA to companies in the United States that certified adherence to the Privacy Shield Framework. While the United States and EU have agreed on a new framework to replace the Privacy Shield Framework, the EU-US Data Privacy Framework, there can be no assurance that this framework will not be invalidated, repealed or otherwise modified. Standard contractual clauses approved by the European Commission to permit transfers from the EU to third countries currently remain as a basis on which to transfer personal data from the EEA to the United States. We may be impacted by changes in law as a result of future review or invalidation of, or changes to, transfer mechanisms by European courts or regulators, including changes to the EU-US Data Privacy Framework. In the aftermath of the decision in Data Protection Commissioner v. Facebook and Maximillian Schrems (“Schrems II”), further changes to how data transfers to and from the European Union are regulated could impact how we provide services to our clients in the European Union. European Union clients may require that our employees who are providing services to them be based in the European Union due to data transfer restrictions, which could increase our costs in providing such services.

In addition, the CCPA which went into effect on January 1, 2020, imposes requirements relating to how companies may collect, use and process personal information relating to California residents. The CCPA establishes a privacy framework for covered businesses such as ours by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for California residents and creating a new and potentially severe statutory damages framework for violations of the CCPA, as well as potentially severe statutory damages and private a right of action against businesses that suffer a data security breach due to their violation of a duty to implement reasonable security procedures and practices. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, in November 2020, California voters adopted the CPRA, which became effective January 1, 2023 and under which enforcement has been delayed until March 29, 2024, and enhances and strengthens regulatory requirements and individual protections that currently exist under the CCPA. The uncertainty and changes in the requirements of California and other jurisdictions, including potential federal legislation regarding data privacy that may impose requirements and potentially preempt state data privacy rules, may increase the cost of compliance, restrict our ability to offer services in certain locations or subject us to sanctions by national, regional, state, local and international data protection regulators, all of which could harm our business, results of operations or financial condition.

Although we take reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest human and technology resources into data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. Data protection laws and requirements may also be enacted, interpreted or applied in a manner that creates inconsistent or contradictory requirements on companies that operate across jurisdictions. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. For example, we may find it necessary to establish alternative systems to maintain personal data originating from the European Union in the European Economic Area, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Such changes could hamper our ability to use data to train our artificial intelligence algorithms. Further, any inability to adequately address privacy concerns in connection with our solutions, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer our solutions.

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

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly those on our management team, including John Hall, our Chief Executive Officer and David Morton, our Chief Financial Officer, whose services are essential to the execution of our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. Our executive officers and other key employees are generally employed on an at-will basis, which means that these personnel could terminate their relationship with us at any time. The loss of any member of our senior management team could significantly delay or prevent us from achieving our business and/or development objectives, and could materially harm our business.

We compete with a number of software and other technology companies to attract and retain software developers with specialized experience in designing, developing, and managing our solutions, including our cloud-based software, as well as for skilled developers, engineers and information technology and operations professionals who can successfully implement and deliver our solutions. Additionally, we believe that our future growth will depend on the development of our go-to-market strategy and the continued recruiting, retention, and training of our sales teams, including their ability to obtain new clients and to manage our existing client base. Our ability to expand geographically depends, in large part, on our ability to attract, retain and integrate managers to lead the local business and employees with the appropriate skills. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. Many of the companies with which we compete for experienced personnel have greater resources than we have. We may incur significant costs to attract, train and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them. Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. If we are unable to attract, integrate and retain qualified personnel, or if there are delays in hiring required personnel, including delays due to geopolitical instability or outbreaks, epidemics, or pandemics involving public health or adjustments to U.S. immigration policy related to skilled foreign workers, our business, results of operations, and financial condition may be materially adversely affected.

Increases in labor costs, including wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition.

The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing wage rates, minimum wage laws, wages and other forms of remuneration and benefits offered to prospective employees by competitor employers, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. Although we are not currently exposed to minimum wage work, we are exposed to related requirements as per the Fair Labor Standards Act regarding exempt versus non-exempt employment. From time to time, the labor market becomes increasingly competitive. For example, the United States is currently experiencing low unemployment, which in turn, has created a competitive wage environment that may increase our operating costs. If we are unable to mitigate wage rate increases driven by increases to the competitive labor market through automation and other labor savings initiatives, our labor costs may increase. Furthermore, high inflation rates could also push up our labor costs. There is no assurance that our revenues will increase at the same rate as these labor cost increases to maintain the same level of profitability.

In the event we must offer increased wages or other competitive benefits and incentives to attract and retain qualified personnel and fail to do so, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. If we are unable to hire and retain capable employees, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs, have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.

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

If the third-party cloud providers or sub-processors that host any of our websites or web-based services were to experience a system failure, the performance of our websites and web-based services, including our SaaS solutions, would be harmed and our ability to deliver our solutions to our clients could be impaired, resulting in client dissatisfaction, damage to our reputation, loss of clients, and harm to our operations and our business. In general, third-party cloud providers are vulnerable to damage from fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins, and similar events. The controls implemented by our current or future third-party cloud providers may not prevent or timely detect such system failures and we do not control the operation of third-party cloud providers that we use. Our current or future third-party cloud providers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our current or future third-party cloud providers, or any of the service providers with whom we or they contract, may have negative effects on our business. If our current or future third-party cloud providers are unable to keep up with our growing needs for capacity or any spikes in client demand, it could have an adverse effect on our business. Any changes in service levels by our current or future third-party cloud providers could result in loss or damage to our clients’-stored information and any service interruptions at these third-party cloud providers could hurt our reputation, cause us to lose clients, harm our ability to attract new clients or subject us to potential liability. In the event of any damage or interruption, our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Additionally, our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan. Although the redundancies we do have in place will permit us to respond, at least to some degree, to service outages, our current or future third-party cloud providers that host our SaaS solutions are vulnerable in the event of failure. We do not yet have adequate structure or systems in place to recover from a third-party cloud provider’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our third-party cloud providers could be difficult and may not be possible at all. Any of these events could seriously harm our business, results of operations, and financial condition.

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

As of August 25, 2023, Anderson Investments Pte Ltd. and its affiliates (collectively, “Anderson”) beneficially own approximately 28% of our common stock and Great Hill Equity Partners IV, L.P. and its affiliates (collectively, “Great Hill”) beneficially own approximately 23% of our common stock. As a result, Anderson and Great Hill exercise significant influence over all matters requiring a stockholder vote, including: the election of directors; mergers, and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Anderson and Great Hill may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Anderson and Great Hill may each seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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
•
volatility, inflation, or economic downturns in the markets in which we, our clients and our partners are located caused by outbreaks, epidemics, or pandemics involving public health and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics;
•
geopolitical tensions or conflicts in locations in which we, our clients and our partners are located, including Russian military action against Ukraine and any further escalation of such conflict;
•
general volatility in the prices of stock traded on the Nasdaq Global Select Market and other equity markets; and
•
general market, political and economic conditions, including inflation, rising interest rates and disruptions in the professional and financial services industry, including any such conditions and local conditions in the markets in which any of our clients are located.

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

Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. For example, in May of 2023, we completed an underwritten public offering of 7,187,500 shares of our common stock, consisting of 2,000,000 shares sold by us and 5,187,500 shares of common stock sold by certain selling stockholders, which had a dilutive effect on the pre-existing stockholders. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

As of August 25, 2023, there were 69,240,659 shares of common stock outstanding. Approximately 28% of our outstanding common stock is held by Anderson and approximately 23% of our outstanding common stock is held by Great Hill and can be resold into the public markets in the future in accordance with the requirements of Rule 144. The sale by Anderson or Great Hill of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

In addition, pursuant to a Registration Rights Agreement dated as of July 2, 2021, we granted registration rights to certain of our existing stockholders (including Anderson and Great Hill) and their respective affiliates. On May 16, 2023, we filed a registration statement on Form S-3 with the SEC registering the resale of 47,816,280 of such shares on behalf of such stockholders, which was immediately effective. The selling stockholders in the Form S-3 agreed that they would not, subject to certain exceptions, sell or transfer any Company common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock, for 60 days after the date of our public offering on May 17, 2023 without first obtaining the written consent of the representative of the underwriters. Since the lock-up period has expired, such shares are freely tradable in the public market to the extent sold pursuant to the registration statement.

In addition, certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Such sales of shares into the market could adversely affect the market price of shares of our common stock.

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

As of August 25, 2023, we had an aggregate of 604,612,135 shares of common stock authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Additionally, as of August 25, 2023, we had 26,147,206 shares of common stock reserved for issuance under our incentive plans. Any common stock issued in connection with our incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by all of our stockholders.

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

General Risk Factors

Adverse developments affecting the financial services industry could have an adverse impact on our business operations, financial condition, and results of operations.

On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver of Silicon Valley Bank (“SVB”) and on March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. At the time of the closure, we maintained a depository relationship with SVB with respect to a relatively small amount of cash and regained full access to our deposits shortly thereafter. Although we seek to minimize our risk of losses by primarily using large money center banks, we may nevertheless be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds, make payments, or receive funds whether held with SVB or other banks. Any such disruptions could adversely impact our financial condition and results of operations.

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

Concerns about the stability and solvency of other banks and financial institutions have resulted in a deterioration in confidence in economic conditions. Any downturn or prolonged disruption in the economy, including any adverse impacts of increasing interest rates, could result in a downturn of business for those of our clients who support capital markets activity, and that downturn may cause such clients to reduce their spending on our solutions or to seek to terminate or renegotiate their contracts with us. In addition, the U.S. Congress could introduce legislation that results in the increased regulation of the financial services industry, which could reduce the need for our solutions and professional services.

There may be other risks we have not yet identified. We continue to work to identify any potential impact of these events on our business in order to minimize any disruptions to our operations. However, we cannot guarantee we will be able to avoid any negative consequences relating to these recent developments or any future related developments.

Outbreaks, epidemics, or pandemics involving public health could harm our business, results of operations, and financial condition.

Outbreaks, epidemics or pandemics involving public health, including COVID-19, could materially and adversely impact our operations and the markets and industries in which we, our partners and customers operate. The COVID-19 pandemic resulted in global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility, and there remains uncertainty about the duration of this disruption on both a nationwide and global level, as well as the ongoing effect on our business.

The pandemic has and other outbreaks, epidemics, or pandemics involving public health may in the future adversely affect, among other things, demand, spending by new clients, renewal and retention rates of existing clients, the length of our sales cycles, the value and duration of subscriptions, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations and financial condition.

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

We continue to monitor the COVID-19 situation and potential effects on our business and operations. While the spread and impact of COVID-19 has stabilized, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur and potentially have an adverse effect on our business, operations or financial condition.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. For example, in May of 2023, we completed an underwritten public offering of 7,187,500 shares of our common stock, consisting of 2,000,000 shares sold by us and 5,187,500 shares of common stock sold by certain selling stockholders, which had a dilutive effect on the pre-existing stockholders. Additionally, if we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our solutions, invest in future growth opportunities or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.

If tax laws change or we experience adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.

We are subject to federal, state and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, which changes may have retroactive application. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA and the CARES Act made a number of significant changes to the current U.S. federal income tax rules, including with respect to the corporate tax rate, NOLs, and the international tax rules. Many of the provisions of these laws still require finalization by the U.S. Treasury Department, increasing the uncertainty as to the ultimate effects on us and our stockholders. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We have nine offices globally, all in leased or managed premises. Our corporate headquarters is located in Palo Alto, California, and consists of approximately 13,000 square feet of space pursuant to an agreement that expires in August 2024. In addition to our head office, we also maintain eight offices in multiple locations in the United States and internationally in the United Kingdom, Singapore and Ukraine.

We are evaluating our real estate strategy as it relates to the impact of post-pandemic and changing needs of a hybrid workforce. We continually assess our facilities requirements in light of the needs of a hybrid workforce and may make changes to our facilities as necessary, which might include adding new facilities as we add employees and enter new geographic markets or reducing our space in certain locations. We believe that suitable additional or alternative space will be available as needed to accommodate any such changes.

Item 3. Legal Proceedings.

The information contained in Note 9. “Commitments and Contingencies—Litigation” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference. From time to time we may become involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Additionally, we may from time to time receive letters from third parties alleging patent infringement, violation of employment practices, or trademark infringement, and we may in the future participate in litigation to defend ourselves. We cannot predict the results of any such disputes, and regardless of the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “INTA” and began trading on June 30, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of August 25, 2023, there were 30 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed on prior Quarterly Reports on Form 10-Q that we filed with the SEC.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following graph shows a comparison of the cumulative total return for our common stock to the Nasdaq Composite - Total Return Index and S&P Software & Services Select Industry Index for the fiscal year ended June 30, 2023, assuming an initial investment of $100. Such comparisons are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

Comparison of Cumulative Total Return

(INDEX) Intapp, Inc. - Price
(INDEX) NASDAQ Composite - Price
(INDEX) S&P Software and Service Select Industry Index - Price
180
160
140
120
100
80
60
40
06/2021
09/2021
12/2021
03/2022
06/2022
09/2022
12/2022
03/2023
06/2023
149.68
95.06
77.83

The performance graph above shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Exchange Act or the Securities Act.

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

Public Offering

On May 22, 2023, we completed a registered public offering of 7,187,500 shares of our common stock at a price of $36.50 per share less underwriting discounts and commissions. We sold 2,000,000 of such shares and existing stockholders sold 5,187,500 of such shares. We did not receive any proceeds from the sales by the selling stockholders in this public offering. The aggregate gross proceeds for the shares sold in the offering by us were $73.0 million. We received net proceeds of $68.5 million after deducting underwriters’ discounts and commissions and estimated offering expenses of $4.5 million. We intend to use the net proceeds from the offering for working capital and general corporate purposes.

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

Our total revenues for fiscal years 2023, 2022 and 2021 were $350.9 million, $272.1 million and $214.6 million, respectively. Net losses attributable to us for fiscal years 2023, 2022 and 2021 were $69.4 million, $99.7 million and $46.8 million, respectively.

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We upsold additional seats and cross-sold new solutions to our existing clients such that our trailing twelve months’ net revenue retention rate as of June 30, 2023 was within our expected range of 113% to 117%. However, if our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

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

ARR was $330.2 million and $270.5 million as of June 30, 2023 and 2022, respectively, an increase of 22%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $222.3 million and $162.9 million as of June 30, 2023 and 2022, respectively, an increase of 36%, and represented 67% and 60% of ARR for fiscal years 2023 and 2022, respectively.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of June 30, 2023, we had over 2,300 clients.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of June 30, 2023 and 2022, we had 603 and 506 clients, respectively, with contracts greater than $100,000 of ARR, of which 53 and 41 clients, respectively, had contracts greater than $1.0 million of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 86%, 87% and 89% of our total revenues during fiscal years 2023, 2022 and 2021, respectively.

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

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead costs for facilities and IT) and accounted for 14%, 13% and 11% of our total revenues during fiscal years 2023, 2022 and 2021, respectively.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of costs incurred for personnel-related costs for our sales and marketing employees as well as commission payments to our sales employees, costs of marketing events and online advertising, allocations of various overhead and facilities costs and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefit. In the medium-term, we expect to see an increase in sales and marketing expense as we continue to expand our direct sales force to take advantage of opportunities for growth and resume more normal post-COVID-19 levels of in-person meetings, conferences, and attendance at trade shows.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of realized and unrealized foreign exchange gains and losses resulting from fluctuations in foreign currency exchange rates on monetary assets and liabilities denominated in currencies other than the U.S. dollar and interest income.

Income Tax Benefit (Expense)

Our income tax benefit (expense) consists of an estimate of federal, state and foreign income taxes based on enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total dollar terms and as a percentage of total revenues (percentages may not add up due to rounding):

	Year Ended June 30,
	2023		2022		2021
	(in thousands, except for percentages)
Revenues:
SaaS and support	$252,310	72%	$192,980	71%	$144,075	67%
Subscription license	48,970	14	44,202	16	45,963	21
Total recurring revenues	301,280	86	237,182	87	190,038	89
Professional services	49,593	14	34,889	13	24,595	11
Total revenues	350,873	100	272,071	100	214,633	100
Cost of revenues (1):
SaaS and support	53,022	15	51,177	19	40,644	19
Total cost of recurring revenues	53,022	15	51,177	19	40,644	19
Professional services	58,440	17	47,906	18	33,730	16
Total cost of revenues	111,462	32	99,083	36	74,374	35
Gross profit	239,411	68	172,988	64	140,259	65
Operating expenses (1):
Research and development	93,851	27	74,412	27	50,853	24
Sales and marketing	132,189	38	111,905	41	69,948	33
General and administrative (2)	81,031	23	86,127	32	42,418	20
Lease modification and impairment	1,601	—	—	—	—	—
Total operating expenses	308,672	88	272,444	100	163,219	76
Operating loss	(69,261)	(20)	(99,456)	(37)	(22,960)	(11)
Loss on debt extinguishment	—	—	(2,407)	(1)	—	—
Interest expense	(156)	—	(274)	—	(24,608)	(11)
Other income (expense), net	(503)	—	(976)	—	1,276	1
Net loss before income taxes	(69,920)	(20)	(103,113)	(38)	(46,292)	(22)
Income tax benefit (expense)	495	—	3,435	1	(472)	—
Net loss	$(69,425)	(20)%	$(99,678)	(37)%	$(46,764)	(22)%
___________________
(1) Amounts include stock-based compensation expense as follows:
	Year Ended June 30,
	2023		2022		2021
Cost of SaaS and support	$1,705	—%	$1,258	1%	$250	—%
Cost of professional services	3,916	1	3,029	1	878	1
Research and development	15,186	4	17,166	6	4,054	2
Sales and marketing	20,426	6	25,428	9	6,791	3
General and administrative	26,536	8	30,633	11	6,593	3
Total stock-based compensation expense	$67,769	19%	$77,514	28%	$18,566	9%
(2)
Includes acquisition-related transaction costs of $1.4 million, $1.9 million and $1.6 million for fiscal years 2023, 2022 and 2021, respectively.

Comparison of the Fiscal Years Ended June 30, 2023 and 2022

Revenues

	Year Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$252,310	$192,980	$59,330	31%
Subscription license	48,970	44,202	4,768	11%
Total recurring revenues	301,280	237,182	64,098	27%
Professional services	49,593	34,889	14,704	42%
Total revenues	$350,873	$272,071	$78,802	29%

Recurring Revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $64.1 million, or 27%, compared to the prior year.

Our SaaS and support revenues grew $59.3 million, or 31%, in fiscal year 2023 compared to fiscal year 2022, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues increased $4.8 million, or 11%, in fiscal year 2023 compared to fiscal year 2022, reflecting larger CPI-based price increases on annual renewals, some multi-year renewals, as well as annual renewals on multi-year contracts upon expiration of their initial term.

Professional Services

Professional services revenues increased by $14.7 million, or 42%, for fiscal year 2023 compared to fiscal year 2022. This reflects a continuation in demand for implementation, upgrade and migration services consistent with our revenue growth.

Cost of Revenues and Gross Profit

	Year Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$53,022	$51,177	$1,845	4%
Total cost of recurring revenues	53,022	51,177	1,845	4%
Professional services	58,440	47,906	10,534	22%
Total cost of revenues	111,462	99,083	12,379	12%

Gross profit:
SaaS and support	199,288	141,803	57,485	41%
Subscription license	48,970	44,202	4,768	11%
Total gross profit - recurring revenues	248,258	186,005	62,253	33%
Professional services	(8,847)	(13,017)	4,170	(32)%
Gross profit	$239,411	$172,988	$66,423	38%

Cost of SaaS and Support

Cost of SaaS and support revenues increased by $1.8 million, or 4%, for fiscal year 2023 compared to fiscal year 2022. The increase can be attributed primarily to increases in cloud hosting costs of $2.5 million, royalty expense of $1.5 million relating to third-party products, amortization expense of $1.0 million relating to capitalized software development costs and personnel-related costs of $0.7 million (which reflects a benefit of $8.4 million in fiscal year 2023 resulting from an operational and organizational realignment which reclassified expenses from cost of SaaS and support to sales and marketing), partially offset by a decrease in amortization expense of $3.5 million relating to acquired intangible assets.

Cost of Professional Services

Cost of professional services revenues increased by $10.5 million, or 22%, for fiscal year 2023 compared to fiscal year 2022, primarily due to an increase in personnel-related costs of $6.5 million due to salary raises and increased headcount, sub-contractor costs of $3.3 million, and other allocated overhead costs of $0.5 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross Profit

Gross profit increased by $66.4 million, or 38%, for fiscal year 2023 compared to fiscal year 2022. Of this increase, $57.5 million was attributable to growth in SaaS and support revenues and the reduction in SaaS and support costs resulting from the operational and organizational realignment of part of the client success team to sales and marketing. The improvement in gross profit was also attributable to the increase in subscription license revenue which contributed $4.7 million and the decrease in losses on professional services which contributed $4.2 million.

Operating Expenses

	Year Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$93,851	$74,412	$19,439	26%
Sales and marketing	132,189	111,905	20,284	18%
General and administrative	81,031	86,127	(5,096)	(6)%
Lease modification and impairment	1,601	—	1,601	*
Total operating expenses	$308,672	$272,444	$36,228	13%
* Not meaningful

Research and Development

Research and development expenses increased by $19.4 million, or 26%, for fiscal year 2023 compared to fiscal year 2022. Contractor and personnel-related costs increased by $11.0 million and $7.8 million, respectively, as we increased contract resources and our headcount to support on-going development of our cloud offerings. Cloud hosting costs increased by $2.0 million and allocated overhead costs increased by $0.5 million due to increased IT costs and headcount. These increases were partially offset by a decrease of $2.0 million in stock-based compensation expense arising primarily from the reversal of stock-based compensation expense on forfeitures of unvested performance stock awards.

Sales and Marketing

Sales and marketing expenses increased by $20.3 million, or 18%, for fiscal year 2023 compared to fiscal year 2022. Personnel-related costs increased by $19.8 million due to annual salary increase and increased headcount ($8.4 million of which was due to the operational and organizational realignment of part of the client success team to sales and marketing), and higher sales commissions driven by increased sales. Marketing expenses increased by $2.5 million largely due to a return to more normal levels of travel and company and marketing events following the easing of COVID-related restrictions on travel and in-person events. Allocated overhead costs increased by $2.1 million due to increased IT costs and headcount. These increases were partially offset by a decrease of $5.0 million in stock-based compensation expense due to the reversal of stock-based compensation expense on forfeitures of unvested performance stock awards and achievement of performance milestones on previously granted awards in fiscal year 2022.

General and Administrative

General and administrative expense decreased by $5.1 million, or 6%, for fiscal year 2023 compared to fiscal year 2022. The decrease was primarily driven by a decrease of $4.1 million in stock-based compensation expense due to achievement of performance milestones on previously granted awards in fiscal year 2022 and the reversal of stock-based compensation expense on forfeitures of unvested performance stock awards, an increase of $2.2 million in costs allocated to other functions due to increased IT costs as well as increase in headcount in other departments, a decrease of $1.9 million in insurance expense, a decrease of $1.2 million in third-party professional fee, a decrease of $1.1 million from change in fair value of contingent consideration related to prior acquisition and a decrease of $1.0 million in acquisition-related transaction costs. These decreases were partially offset by an increase of $5.2 million in personnel-related costs primarily due to annual salary increases and increased headcount and an increase of $1.6 million in travel and company event related expenses.

Lease modification and impairment

Lease modification and impairment net charge of $1.6 million during fiscal year 2023 related to accelerated amortization expense associated with a right-of-use asset on the early exit of a leased office space, offset by a benefit arising from the amendment to the underlying lease agreement which resulted in a reduction in the related lease payment obligation.

Loss on Debt Extinguishment

	Year Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Loss on debt extinguishment	$—	$(2,407)	$2,407	*

*Not meaningful

Loss on debt extinguishment of $2.4 million during fiscal year 2022 related to the write-off of unamortized deferred financing costs upon the full repayment of our debt under the Prior Credit Facility in July 2021.

Interest Expense and Other Expense, Net

	Year Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Interest expense	$(156)	$(274)	$118	(43)%
Other expense, net	(503)	(976)	473	(48)%

Interest expense decreased by $0.1 million in fiscal year 2023 compared to fiscal year 2022. The decrease was mainly due to the full repayment of our debt under the Prior Credit Facility in July 2021.

The change in other expense, net, was primarily due to the impact of fluctuations in foreign currency rates on our monetary asset and liability balances denominated in currencies other than the U.S. Dollar, primarily British Pounds. We had lower foreign exchange losses during fiscal year 2023 compared to fiscal year 2022. Interest income increased due to increases in the interest rate and cash balances during fiscal year 2023 compared to fiscal year 2022.

Income Tax Benefit

	Year Ended June 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Income tax benefit	$495	$3,435	$(2,940)	(86)%

Income tax benefit was $0.5 million for fiscal year 2023 compared to an income tax benefit of $3.4 million recorded during fiscal year 2022. The change in our income tax benefit was primarily due to a reduction in deferred tax liability in a foreign subsidiary in fiscal year 2022. The income tax benefit for fiscal year 2023 is primarily attributable to a partial release of the valuation allowance against our deferred tax assets in the U.S. due to an acquisition that was completed during the year. The valuation allowance release was the result of net deferred tax liabilities originating from the acquisitions that were an available source of income to realize a portion of our deferred tax assets. The income tax benefit for fiscal year 2022 was primarily attributable to a reduction in deferred tax liability in a foreign subsidiary.

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

General and Administrative

General and administrative expenses increased by $43.7 million, or 103%, for fiscal year 2022 compared to fiscal year 2021. The increase was primarily driven by personnel-related costs associated with being a public company. Stock-based compensation expense increased by $24.0 million mainly due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards. Personnel-related costs increased by $8.5 million, primarily due to increased headcount and salary raises. Third-party professional fees increased by $8.6 million and insurance expense increased by $5.6 million, in each case largely due to the costs associated with being a public company. Facility and software license costs increased by $1.8 million driven by higher headcount and the impact of a one-time rent credit which was received in the prior year. These increases were partially offset by an increase of $4.8 million in costs allocated to other functions due to proportionate increases in headcount within other functions.

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

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $131.2 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than the other quarters.

In May 2023, we received net proceeds of $68.5 million upon the completion of our follow-on offering. We intend to use the net proceeds from the offering for working capital and general corporate purposes.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash, cash equivalents and restricted cash as of June 30, 2023, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of June 30, 2023, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 10 to our consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods indicated (in thousands):

	Year Ended June 30,
	2023	2022	2021
Net cash provided by (used in) operating activities (1)	$27,487	$14,236	$(9,749)
Net cash used in investing activities	(14,340)	(7,287)	(25,604)
Net cash provided by financing activities	64,100	6,647	32,404
Effect of foreign currency exchange rate changes on cash and cash equivalents	(373)	(748)	1,253
Net increase (decrease) in cash, cash equivalents and restricted cash	$76,874	$12,848	$(1,696)

(1)
Includes debt-related cash interest payments of $6.0 million and $24.1 million during fiscal years 2022 and 2021, respectively.

Operating Activities

During fiscal year 2023, net cash provided by operating activities was $27.5 million, as our operating loss of $69.4 million was reduced by $96.9 million of adjustments. These adjustments consisted of $87.7 million of non-cash charges (principally comprising stock-based compensation expense, depreciation and amortization and amortization of operating lease right-of-use assets) and net cash inflow of $9.2 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $46.6 million due to our revenue growth, an increase in accounts payable and accrued liabilities of $2.3 million due to an increase in accrued bonuses and timing of payments, and a decrease of $1.3 million in prepaid expenses and other assets. These changes were partially offset by an increase in accounts receivable of $26.4 million due to growth in our revenues and the timing of billing and collections on our outstanding receivables, a decrease of $5.9 million in operating lease liabilities due to lease payments, an increase of $3.9 million in unbilled receivables due to the timing of invoicing to our clients, an increase in deferred commissions of $3.4 million due to increased sales and a decrease in other liabilities of $1.3 million due to timing of payments.

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

During fiscal year 2023, net cash used in investing activities was $14.3 million, consisting of $6.6 million cash consideration paid for the acquisition of Paragon, capitalized internal-use software costs of $5.5 million and capital expenditures of $2.2 million on property and equipment largely of computer equipment and leasehold improvements to our facilities in London, United Kingdom.

During fiscal year 2022, net cash used in investing activities was $7.3 million, consisting of $2.5 million of cash consideration paid for our acquisition of Billstream, capitalized internal-use software costs of $4.2 million and capital expenditures of $0.6 million.

During fiscal year 2021, net cash used in investing activities was $25.6 million, consisting of $20.6 million of cash consideration (net of cash acquired) paid for our acquisition of Repstor, capitalized internal-use software costs of $2.5 million and capital expenditures of $2.5 million on property and equipment consisting largely of leasehold improvements to our facilities in Charlotte, North Carolina.

Financing Activities

During fiscal year 2023, net cash provided by financing activities was $64.1 million, primarily comprised of $70.1 million in net proceeds from our public offering completed in May 2023, $23.5 million of proceeds from stock option exercises and $2.7 million of proceeds from employee stock purchase plan, partially offset by $22.3 million of payments for the final contingent consideration and cash holdback related to the acquisition of Repstor and deferred purchase consideration related to the acquisition of Billstream, $9.1 million of payments related to employee payroll tax withholding on vested equity awards and $0.8 million of payments related to offering costs in connection with our follow-on public offering.

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

Material Cash Requirements

Our material cash commitments as of June 30, 2023 were as follows (in thousands):

	Total	Short-Term	Long-Term
Operating lease obligations	$25,721	$5,998	$19,723
Purchase obligations	123,517	10,003	113,514
Acquisition holdbacks	3,124	1,065	2,059
Total cash requirements	$152,362	$17,066	$135,296

Operating lease obligations consist of obligations under non-cancelable operating leases for office space with expiration through June 2030. See Note 8 to our consolidated financial statements for additional information.

Purchase obligations primarily consist of non-cancelable obligations under third-party cloud hosting and support service agreements and software subscriptions. See Note 9 to our consolidated financial statements for additional information.

In addition to the obligations described above, in connection with the acquisition of Billstream, we are also obligated to pay contingent consideration in the second quarter of fiscal year 2024 up to a maximum of $5.0 million and by the third quarter of fiscal 2025, a maximum of $6.4 million in connection with the acquisition of Paragon, if certain performance measures are achieved. See Note 6 to our consolidated financial statements for additional information.

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

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Year Ended June 30,
	2023	2022	2021
GAAP gross profit	$239,411	$172,988	$140,259
Adjusted to exclude the following:
Stock-based compensation	5,621	4,287	1,128
Amortization of intangible assets	4,340	7,877	6,783
Non-GAAP gross profit	$249,372	$185,152	$148,170

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Year Ended June 30,
	2023	2022	2021
Total recurring revenues	$301,280	$237,182	$190,038
Total cost of recurring revenues	53,022	51,177	40,644
Recurring gross profit	248,258	186,005	149,394
Adjusted to exclude the following:
Stock-based compensation	1,705	1,258	250
Amortization of intangible assets	4,340	7,877	6,783
Non-GAAP recurring gross profit	$254,303	$195,140	$156,427

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

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (loss) (in thousands):

	Year Ended June 30,
	2023	2022	2021
GAAP operating loss	$(69,261)	$(99,456)	$(22,960)
Adjusted to exclude the following:
Stock-based compensation	67,769	77,514	18,566
Amortization of intangible assets	10,773	13,519	10,870
Lease modification and impairment	1,601	—	—
Change in fair value of contingent consideration	(1,762)	(639)	—
Acquisition-related transaction costs	1,366	1,939	1,557
Non-GAAP operating profit (loss)	$10,486	$(7,123)	$8,033

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate based on either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of June 30, 2023.

As of June 30, 2023, no amounts have been borrowed under the JPMorgan Credit Facility.

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
iii.
Provision of support activities; and
iv.
Provision of professional services.

The estimates and assumptions requiring significant judgment under our revenue recognition policy in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), are as follows:

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

Goodwill

Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in our business combinations. We test goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We have determined that we have one reporting unit for purposes of our annual impairment evaluation. As part of the annual goodwill impairment test, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of its qualitative assessment, the carrying amount of the reporting unit is more than its fair value, an impairment charge in the amount of such excess is recorded to goodwill.

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

We also intend to rely on certain other exemptions and reduced reporting requirements under the JOBS Act, including: not having to (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act or (2) comply with any requirement that may be adopted by PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

We will remain an emerging growth company until the earlier of (1) the last day of fiscal year in which we have more than $1.235 billion in annual revenues; (2) the date we qualify as a “large accelerated filer,” which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter, and we have been required to file annual, quarterly and current reports under the Exchange Act for at least twelve months, and we have filed at least one annual report pursuant to the Exchange Act; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (4) the last day of fiscal year ending after the fifth anniversary of our initial public offering.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. Our exposure to foreign currency exchange risk relates primarily to our accounts receivable, cash balances, other employee compensation related obligations and lease liabilities denominated in currencies other than the U.S. dollar. If a hypothetical 10% change in foreign currency exchange rates were to occur in the future, the resulting gain or loss would be immaterial on our operating results over the next twelve months.

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during fiscal years 2023, 2022 and 2021. We had one client that represented in excess of 10% of our accounts receivable balance at each of June 30, 2023 and 2022. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our senior secured revolving credit facility of up to $100.0 million. As of September 7, 2023, we had no outstanding loan balance under this facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility.

Item 8. Financial Statements and Supplementary Data

Intapp, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Intapp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intapp, Inc. and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective July 1, 2022 due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016 -02, Leases (ASC 842). The Company adopted the standard using the modified retrospective approach.

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

September 7, 2023

We have served as the Company's auditor since 2018.

INTAPP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$130,377	$50,783
Restricted cash	808	3,528
Accounts receivable, net of allowance for doubtful accounts of $994 and $918 as of June 30, 2023 and 2022, respectively	92,973	66,947
Unbilled receivables, net	10,661	6,763
Other receivables, net	878	3,199
Prepaid expenses	7,335	5,984
Deferred commissions, current	11,807	10,187
Total current assets	254,839	147,391
Property and equipment, net	16,366	12,283
Operating lease right-of-use assets	17,180	—
Goodwill	278,890	269,103
Intangible assets, net	43,257	48,430
Deferred commissions, noncurrent	16,529	14,755
Other assets	1,846	2,451
Total assets	$628,907	$494,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,018	$4,220
Accrued compensation	39,761	40,004
Accrued expenses	11,626	8,774
Deferred revenue, net	191,042	142,768
Other current liabilities	10,902	27,753
Total current liabilities	259,349	223,519
Deferred tax liabilities	1,422	2,099
Deferred revenue, noncurrent	1,355	2,712
Operating lease liabilities, noncurrent	16,195	—
Other liabilities	9,378	10,201
Total liabilities	287,699	238,531
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 68,574 and 62,739 shares issued and outstanding as of June 30, 2023 and 2022, respectively	69	63
Additional paid-in capital	797,639	643,227
Accumulated other comprehensive loss	(1,339)	(1,672)
Accumulated deficit	(455,161)	(385,736)
Total stockholders’ equity	341,208	255,882
Total liabilities and stockholders’ equity	$628,907	$494,413

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2023	2022	2021
Revenues
SaaS and support	$252,310	$192,980	$144,075
Subscription license	48,970	44,202	45,963
Total recurring revenues	301,280	237,182	190,038
Professional services	49,593	34,889	24,595
Total revenues	350,873	272,071	214,633
Cost of revenues
SaaS and support	53,022	51,177	40,644
Total cost of recurring revenues	53,022	51,177	40,644
Professional services	58,440	47,906	33,730
Total cost of revenues	111,462	99,083	74,374
Gross profit	239,411	172,988	140,259
Operating expenses:
Research and development	93,851	74,412	50,853
Sales and marketing	132,189	111,905	69,948
General and administrative	81,031	86,127	42,418
Lease modification and impairment	1,601	—	—
Total operating expenses	308,672	272,444	163,219
Operating loss	(69,261)	(99,456)	(22,960)
Loss on debt extinguishment	—	(2,407)	—
Interest expense	(156)	(274)	(24,608)
Other income (expense), net	(503)	(976)	1,276
Net loss before income taxes	(69,920)	(103,113)	(46,292)
Income tax benefit (expense)	495	3,435	(472)
Net loss	(69,425)	(99,678)	(46,764)
Less: cumulative dividends allocated to preferred stockholders	—	—	(15,584)
Net loss attributable to common stockholders	$(69,425)	$(99,678)	$(62,348)
Net loss per share attributable to common stockholders, basic and diluted	$(1.08)	$(1.63)	$(2.23)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	64,295	61,267	27,950

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended June 30,
	2023	2022	2021
Net loss	$(69,425)	$(99,678)	$(46,764)
Other comprehensive income (loss):
Foreign currency translation adjustments	333	(1,178)	1,173
Other comprehensive income (loss)	333	(1,178)	1,173
Comprehensive loss	$(69,092)	$(100,856)	$(45,591)

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of June 30, 2020	19,034	$144,148	24,332	$24	$69,178	$(1,667)	$(238,199)	$(170,664)
Issuance of common stock, net of issuance costs of $169	—	—	2,433	2	29,018	—	—	29,020
Repurchase of shares	—	—	(200)	—	(797)	—	(1,095)	(1,892)
Stock option exercises	—	—	2,880	3	13,483	—	—	13,486
Stock-based compensation	—	—	—	—	18,061	—	—	18,061
Foreign currency translation adjustments	—	—	—	—	—	1,173	—	1,173
Net loss	—	—	—	—	—	—	(46,764)	(46,764)
Balance as of June 30, 2021	19,034	144,148	29,445	29	128,943	(494)	(286,058)	(157,580)
Conversion of convertible preferred stock to common stock upon initial public offering	(19,034)	(144,148)	19,034	19	144,129	—	—	144,148
Issuance of common stock upon initial public offering, net of offering costs of $9,767	—	—	12,075	12	282,979	—	—	282,991
Issuance of common stock upon exercise of stock options	—	—	1,565	2	10,209	—	—	10,211
Vesting of early exercised stock options	—	—	—	—	2,214	—	—	2,214
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	—	—	551	1	(3,924)	—	—	(3,923)
Issuance of common stock under employee stock purchase plan	—	—	69	—	1,163	—	—	1,163
Stock-based compensation	—	—	—	—	77,514	—	—	77,514
Foreign currency translation adjustments	—	—	—	—	—	(1,178)	—	(1,178)
Net loss	—	—	—	—	—	—	(99,678)	(99,678)
Balance as of June 30, 2022	—	—	62,739	63	643,227	(1,672)	(385,736)	255,882
Issuance of common stock upon follow-on public offering, net of offering costs of $1,565	—	—	2,000	2	68,512	—	—	68,514
Issuance of common stock upon exercise of stock options	—	—	2,313	2	23,454	—	—	23,456
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	—	—	1,353	2	(9,058)	—	—	(9,056)
Issuance of common stock under employee stock purchase plan	—	—	142	—	2,700	—	—	2,700
Stock-based compensation	—	—	—	—	67,769	—	—	67,769
Issuance upon business combination	—	—	27	—	1,035	—	—	1,035
Foreign currency translation adjustments	—	—	—	—	—	333	—	333
Net loss	—	—	—	—	—	—	(69,425)	(69,425)
Balance as of June 30, 2023	—	$—	68,574	$69	$797,639	$(1,339)	$(455,161)	$341,208
See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2023	2022	2021
Cash Flows from Operating Activities:
Net loss	$(69,425)	$(99,678)	$(46,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,319	16,742	13,365
Amortization of operating lease right-of-use assets	4,639	—	—
Provision for doubtful accounts	922	541	424
Stock-based compensation	67,769	77,514	18,061
Lease modification and impairment	1,601	—	—
Loss on debt extinguishment	—	2,407	—
Change in fair value of contingent consideration, including unrealized foreign exchange gain	(1,762)	(2,776)	—
Deferred income taxes	(912)	(4,237)	(455)
Other	154	(133)	1,155
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(26,402)	(18,205)	(26,042)
Unbilled receivables, current	(3,898)	1,347	1,738
Prepaid expenses and other assets	1,261	905	(4,672)
Deferred commissions	(3,394)	(7,977)	(3,888)
Accounts payable and accrued liabilities	2,313	15,589	10,680
Deferred revenue, net	46,565	35,345	28,787
Operating lease liabilities	(5,922)	—	—
Other liabilities	(1,341)	(3,148)	(2,138)
Net cash provided by (used in) operating activities	27,487	14,236	(9,749)
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,212)	(554)	(2,473)
Capitalized internal-use software costs	(5,524)	(4,233)	(2,526)
Business combinations, net of cash acquired	(6,604)	(2,500)	(20,605)
Net cash used in investing activities	(14,340)	(7,287)	(25,604)
Cash Flows from Financing Activities:
Payments on borrowings	—	(278,000)	(5,000)
Proceeds from public offering, net of underwriting discounts	70,080	292,758	—
Payments for deferred offering costs	(790)	(4,358)	(5,410)
Proceeds from common stock issuance	—	—	29,020
Proceeds from stock option exercises	23,456	10,211	15,686
Proceeds from employee stock purchase plan	2,700	1,163	—
Payments related to tax withholding for vested equity awards	(9,056)	(3,923)	—
Payments of deferred financing costs	—	(769)	—
Payments of deferred contingent consideration and holdback associated with acquisitions	(22,290)	(10,435)	—
Repurchase of shares and fully vested options	—	—	(1,892)
Net cash provided by financing activities	64,100	6,647	32,404
Effect of foreign currency exchange rate changes on cash and cash equivalents	(373)	(748)	1,253
Net increase (decrease) in cash, cash equivalents and restricted cash	76,874	12,848	(1,696)
Cash, cash equivalents and restricted cash - beginning of period	54,311	41,463	43,159
Cash, cash equivalents and restricted cash - end of period	$131,185	$54,311	$41,463
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$130,377	$50,783	$37,636
Restricted cash	808	3,528	3,827
Total cash, cash equivalents and restricted cash	$131,185	$54,311	$41,463

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3	$5,950	$24,139
Cash paid for income taxes, net of tax refunds	$1,812	$864	$522
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$517	$28	$—
Capitalized internal-use software costs in accounts payable and accrued liabilities	$378	$—	$—
Deferred offering costs in accounts payable and accrued liabilities	$776	$—	$3,990
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$144,148	$—
Vesting of early exercised stock options	$—	$2,214	$—
Deferred consideration in other liabilities	$—	$10,390	$—
Issuance of common stock in connection with a business combination	$1,035	$—	$—
Acquisition holdbacks in other liabilities	$1,624	$1,500	$2,126
Fair value of contingent consideration in accrued and other liabilities	$4,317	$4,126	$23,502
Business combinations, net of cash acquired:
Cash paid	$6,711	$2,500	$21,925
Cash acquired	(107)	—	(1,320)
Total consideration	$6,604	$2,500	$20,605

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

Public Offerings

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

On May 22, 2023, the Company completed its registered follow-on public offering (“Follow-on Offering”) in which the Company sold 2,000,000 shares of its common stock at a price of $36.50 per share for net proceeds of $68.5 million after deducting underwriting discounts and commissions of $2.9 million and estimated offering costs of $1.6 million. Certain existing stockholders of the Company sold a total of 5,187,500 shares of common stock in the Follow-on Offering.

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

Costs to fulfill a contract, or fulfillment costs, are only capitalized if they relate directly to a contract with a client, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. The Company has not capitalized any fulfillment costs as of June 30, 2023 and 2022.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $1.3 million for each of the fiscal years ended June 30, 2023 and 2022 and was not significant for the fiscal years ended June 30, 2021.

Stock-Based Compensation

Compensation expense related to stock-based awards made to employees, consultants and directors are calculated based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of stock option awards and stock purchase rights under the 2021 Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing model, and restricted stock units based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation for stock option awards and restricted stock units is recognized in the consolidated statements of operations on a straight-line basis, over the period in which a participant is required to provide service in exchange for the stock-based awards, which is generally four years. The Company recognizes compensation expense related to ESPP over the respective offering period, which is 6 to 24 months. The Company recognizes forfeitures of stock-based awards as they occur.

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

The Company has issued performance-based stock options and performance-based stock units that vest based upon continued service through the vesting term and achievement of certain operating performance targets, including annual recurring revenues and annual contract value targets established by the Board of Directors for a predetermined period. The Company measures stock-based compensation expense for performance-based stock options based on the estimated grant date fair value determined using the Black-Scholes valuation model. The Company measures the fair value of the performance-based stock units based on the fair value of the Company’s common stock on the date of grant. The Company recognizes compensation expense for such awards in the period in which it becomes probable that the performance target will be achieved. Compensation expense for awards that contain performance conditions is calculated using the graded vesting method and the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.

Restricted Cash

Restricted cash represents amounts held as collateral under certain facility lease agreements.

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

Goodwill and Acquired Intangible Assets

Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company has determined that it is comprised of one reporting unit for purposes of its annual impairment evaluation. As part of the annual goodwill impairment test, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of its qualitative assessment, the carrying amount of the reporting unit is more than its fair value, an impairment charge in the amount of such excess is recorded to goodwill.

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

Description	Period

Client relationships	9 to 15 years

Non-compete agreements	3 – 5 years

Trademarks and trade names	5 years to indefinite

Core technology	4 to 6 years

Backlog	2 years

Impairment Assessment of Long-lived Assets

The Company reviews long-lived assets with finite lives, which include property and equipment, capitalized internal-use software, lease right-of-use (“ROU”) assets and acquired intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable or that the useful life is shorter than what was originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of each asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group over its remaining life. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. If the useful life is shorter than originally estimated, the remaining carrying value is amortized over the new shorter useful life.

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

Leases

The Company leases its office space under non-cancelable operating lease agreements with expiration dates through 2030. The Company determines whether an arrangement constitutes a lease and records lease liabilities and ROU assets on its consolidated balance sheets at the lease commencement date. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on either the rate implicit in the lease or the Company’s incremental borrowing rate, whichever is more readily determinable. Lease liabilities due within 12 months are included within other current liabilities on the Company’s consolidated balance sheets. The incremental borrowing rate is based on an estimate of the Company’s expected senior unsecured borrowing rate based on synthetic credit rating, adjusted for collateralization. ROU assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the lease commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company.

The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components. For short-term leases, the Company records rent expense in its consolidated statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred.

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

No client individually accounted for 10% or more of the Company’s revenues for any of the fiscal years ended June 30, 2023, 2022 and 2021. As of June 30, 2023 and 2022, one client individually accounted for 15% and 20% of the Company’s total accounts receivable, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (ASC 842). The guidance requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The guidance states that a lessee would recognize a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term. The Company adopted this guidance on July 1, 2022 using the optional transition method under the modified retrospective approach under which the results for the comparative prior periods were not restated.

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

The Company elected to determine the discount rate for existing leases based on the remaining lease term and remaining minimum lease payments as of the adoption date. Upon the adoption of ASC 842, the Company recognized ROU assets of $21.3 million with corresponding lease liabilities of $24.7 million on the consolidated balance sheet. The ROU assets are net of adjustments of $3.4 million consisting of prepayments, deferred rent and accrued lease incentives related to its operating leases as of the adoption date. See Note 8 Leases in the Notes to consolidated financial statements for additional information.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes by removing certain exceptions and by updating accounting requirements around franchise taxes, goodwill recognized for tax purposes, the allocation of current and deferred tax expense among legal entities, among other minor changes. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this standard effective July 1, 2022. The adoption did not have a material impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses, which requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The guidance is effective for the Company beginning July 1, 2023. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
United States	$243,237	$188,971	$151,261
United Kingdom	54,326	45,025	37,449
Rest of the world	53,310	38,075	25,923
Total	$350,873	$272,071	$214,633

No country other than those listed above accounted for 10% or more of the Company’s revenues during the fiscal years ended June 30, 2023, 2022 and 2021.

Client Contract — Related Balance Sheet Amounts

Deferred Commissions

The following table summarizes the activity of deferred commissions (in thousands):

	Year Ended June 30,
	2023	2022
Beginning balance	$24,942	$16,965
Additions	16,242	16,929
Recognition of deferred commissions	(12,848)	(8,952)
Ending balance	$28,336	$24,942

Contract Balances

The Company’s contract assets and liabilities were as follows (in thousands):

	June 30, 2023	June 30, 2022
Unbilled accounts receivable, net(1)	$10,765	$6,922
Deferred revenue, net	192,397	145,480

(1)
The long-term portion of $104 and $159 as of June 30, 2023 and 2022, respectively, is included in other assets.

There was no allowance for doubtful accounts associated with unbilled receivables as of June 30, 2023 and 2022. During the fiscal year ended June 30, 2023, the Company recognized $140.9 million in revenue pertaining to deferred revenue balances as of June 30, 2022.

Remaining Performance Obligations

Remaining performance obligations represent non-cancellable contracted revenues that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods. SaaS subscription is typically satisfied over one to three years, subscription license is typically satisfied at a point in time, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services contracts are not included in the performance obligations amount as these arrangements can be cancelled at any time.

As of June 30, 2023, approximately $404.5 million of revenues is expected to be recognized from remaining performance obligations with approximately 62% over the next 12 months and the remainder thereafter.

Note 4. Business Combinations

Paragon

On May 2, 2023, the Company, through its wholly-owned subsidiary, acquired a 100% equity interest in Paragon Data Labs, Inc. (“Paragon”), a cloud-based employee compliance software solution provider, in accordance with the terms of the Agreement and Plan of Merger, dated as of the same date. The employee compliance solution addresses regulatory compliance by leveraging advanced technology to monitor, identify, and manage employee adherence to firm policies, enhancing the Intapp Risk and Compliance management solutions to help firms ensure personal independence.

The total consideration for the acquisition consisted of $7.6 million (in cash and shares of its common stock) paid at closing, $1.8 million of deferred consideration and holdbacks (payable in cash and shares of the Company’s common stock) and $4.3 million in the fair value of contingent consideration payable in cash on achievement of certain performance measures.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, other unidentified assets and acquired workforce. The goodwill recorded is not expected to be deductible for income tax purposes.

Acquisition-related transaction costs of $1.2 million, consisting primarily of third-party professional fees, were expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2023.

The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash and stock paid	$7,587
Deferred consideration	565
Cash and stock holdbacks	1,223
Fair value of contingent consideration	4,317
Total purchase consideration	13,692
Goodwill	8,669
Non-compete agreement	500
Core technology	3,300
Client relationships	1,300
Backlog	500
Net liabilities acquired (inclusive of deferred tax liabilities of $186)	(577)
Total	$13,692

Pro forma financial information related to this acquisition has not been presented as the effects of the acquisition described above were not material to the Company’s consolidated financial results. Revenue and net loss attributable to Paragon included in the Company's Consolidated statement of operations for the fiscal year ended June 30, 2023 were immaterial.

Billstream

On June 13, 2022, the Company acquired the assets of Billstream LLC (“Billstream”), a pre-billing automation and workflow solution, from legal operations specialist Wilson Allen. The solution leverages advanced technology to simplify the preparation and validation of prebills and proforma invoices, enhancing the Intapp Operations & Finance suite to create a comprehensive billing and time tracking software solution. The transaction has been accounted for as a business combination.

The total consideration for the acquisition was $18.5 million, which consisted of initial cash consideration of $2.5 million paid at closing, deferred purchase consideration of $10.4 million paid in full in fiscal year 2023, contingent consideration estimated at $4.1 million and amounts held back in the amount of $1.5 million. The contingent consideration will be payable based upon the achievement of certain performance measures, calculated as of September 30, 2023.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, other unidentified assets and acquired workforce. The goodwill recorded is expected to be deductible for income tax purposes.

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

The total consideration for the acquisition was $47.6 million, which consisted of cash of $21.9 million paid on the acquisition date, a cash holdback of $2.1 million, and $23.6 million in the fair value of the contingent consideration based upon the achievement of certain performance measures. The cash holdback was placed into a separate account and included in restricted cash on the consolidated balance sheet as of June 30, 2022 and was paid in full during fiscal year 2023. The Company paid $10.7 million during fiscal year 2022 and $9.3 million in full consideration for the remaining contingent consideration during fiscal year 2023.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, other unidentified assets and acquired workforce. The goodwill recorded is not expected to be deductible for income tax purposes.

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

Note 5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Year Ended June 30,
	2023	2022
Balance, beginning of period	$269,103	$262,270
Goodwill acquired during the period	8,669	7,974
Purchase price adjustment	784	—
Foreign currency translation adjustment	334	(1,141)
Balance, end of period	$278,890	$269,103

During the fiscal year ended June 30, 2023, the Company recognized a purchase price adjustment of $0.8 million related to the Billstream acquisition that occurred in June 2022, which increased goodwill and deferred consideration.

No impairment of goodwill has been recorded for the fiscal years ended June 30, 2023, 2022 and 2021.

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	June 30, 2023
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(24,341)	$24,559
Non-compete agreements	3 to 5	4,907	(3,383)	1,524
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,270)	2,552
Core technology	4 to 6	52,519	(43,275)	9,244
Backlog	2	1,000	(305)	695
Intangible assets, net		$119,831	$(76,574)	$43,257

	June 30, 2022
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$47,600	$(19,789)	$27,811
Non-compete agreements	4 to 5	4,407	(2,871)	1,536
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(4,190)	3,632
Core technology	4 to 5	49,219	(38,936)	10,283
Backlog	2	500	(15)	485
Intangible assets, net		$114,231	$(65,801)	$48,430

The fair value of intangible assets was derived based on the income approach. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions utilized in management’s analysis included the following:

• Revenues and expense forecasts were based on trends of historical performance and management’s estimate of future performance.

• Estimated future cash flows were discounted using a weighted-average cost of capital.

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Cost of SaaS and support	$4,340	$7,877	$6,783
Sales and marketing	5,921	5,214	4,052
General and administrative	512	428	35
Total amortization expense	$10,773	$13,519	$10,870

There was no impairment of intangible assets recorded during the fiscal years ended June 30, 2023, 2022 and 2021.

As of June 30, 2023, the estimated future amortization expense of acquired intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024	$10,208
2025	7,506
2026	5,090
2027	4,925
2028	4,428
2029 and thereafter	6,417
Total remaining amortization	$38,574

Note 6. Fair Value Measurements

The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

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

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$2,364	$2,364
Liability for contingent consideration, non-current portion	—	—	4,317	4,317
Total	$—	$—	$6,681	$6,681

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$9,709	$9,709
Liability for contingent consideration, non-current portion	—	—	4,126	4,126
Total	$—	$—	$13,835	$13,835

In connection with the acquisition of Repstor in June 2021, the Company recorded contingent consideration liabilities representing the amounts payable to former Repstor shareholders based upon the achievement of certain performance measures. During the fiscal year ended June 30, 2023, the Company paid $9.3 million in full consideration for the remaining contingent consideration.

In connection with the acquisition of Billstream in June 2022, the Company recorded a contingent consideration liability of $4.1 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The liability was included in other liabilities on the consolidated balance sheet as of June 30, 2022. As of June 30, 2023, the fair value of the contingent consideration was re-measured at $2.4 million and reclassified to other current liabilities.

In connection with the acquisition of Paragon in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The liability was included in other liabilities on the consolidated balance sheet as of June 30, 2023.

The fair value of the contingent consideration was initially estimated on the acquisition date using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, have been recorded in general and administrative expense in the consolidated statements of operations. Gains and losses arising from exchange rate fluctuation on these liabilities not denominated in U.S. dollars have been included in other income (expense) on the consolidated statements of operations.

Changes in the fair value of contingent consideration liabilities during fiscal year ended June 30, 2023 and 2022 were as follows (in thousands):

	Year Ended June 30,
	2023	2022
Balance, beginning of period	$13,835	$23,502
Contingent consideration accrued at acquisition	4,317	4,126
Payment of contingent consideration	(9,299)	(10,714)
Change in fair value of contingent consideration	(1,762)	(639)
Effect of foreign currency exchange rate changes	(410)	(2,440)
Balance, end of period	$6,681	$13,835

Other financial instruments consist of accounts receivable, accounts payable and accrued expenses and other current liabilities. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to expected receipt or payment.

Note 7. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Computer equipment and software	$2,290	$1,197
Capitalized internal-use software	16,978	11,076
Furniture and office equipment	2,433	1,959
Leasehold improvements	5,897	5,284
Construction in progress	386	281
Total property and equipment	27,984	19,797
Less: accumulated depreciation and amortization	(11,618)	(7,514)
Property and equipment, net	$16,366	$12,283

Depreciation expense, excluding the amortization of capitalized internal-use software development costs, was $1.6 million, $1.3 million and $1.3 million for fiscal years ended June 30, 2023, 2022 and 2021, respectively.

The Company capitalized $5.9 million, $4.2 million and $2.5 million of costs related to software developed for internal use during the fiscal years ended June 30, 2023, 2022 and 2021, respectively. Amortization expense related to capitalized internal-use software was $2.9 million, $1.9 million and $1.2 million for fiscal years ended June 30, 2023, 2022 and 2021, respectively. The net book value of capitalized internal-use software was $10.3 million and $7.3 million as of June 30, 2023 and 2022, respectively.
Note 8. Leases

The Company leases the majority of its office space in the U.S., U.K., Singapore and Ukraine under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to 5 years.

As part of the Company’s continuing assessment of its facilities requirements, during the fiscal year ended June 30, 2023, the Company exited a portion of the leased office space in its headquarters in Palo Alto, California and amended the underlying lease agreement to relieve the Company of certain lease payments. As a result, the Company assessed the ROU asset associated with the leased office space and deemed it to be impaired. The Company also assessed the lease liability in view of the amended lease agreement. The Company recorded a net charge of $1.6 million in connection with the impairment of the related operating lease ROU asset and the reassessment of the lease liability, which was included in its consolidated statements of operations for the fiscal year ended June 30, 2023.

In June 2023, the Company amended the lease in Palo Alto to extend the existing leased office space for an additional 12 months through August 2024. The Company accounted for the lease extension as a lease modification and recorded an adjustment of $2.5 million to the ROU asset and lease liability on the consolidated balance sheet as of June 30, 2023.

The components of lease costs were as follows (in thousands):

Operating Leases:	Year Ended June 30, 2023
Operating lease cost (1)	$6,113
Short-term lease cost	843

(1) Amount excluded a net charge of $1.6 million related to lease modification and impairment for the fiscal year ended June 30, 2023 as described above.

Rent expense for operating leases recognized prior to the adoption of ASC 842 for the fiscal years ended June 30, 2022 and 2021 was $9.0 million and $8.4 million, respectively.

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	June 30, 2023
Weighted-average remaining lease term (in years)	6.0
Weighted-average discount rate	7.1%

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

Year Ended June 30, 2023
Cash payments included in the measurement of operating lease liabilities	$7,582
ROU assets obtained in exchange for new operating lease liabilities	3,253

Current operating lease liabilities of $4.7 million were included in other current liabilities on the Company’s consolidated balance sheet as of June 30, 2023.

As of June 30, 2023, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024	$5,998
2025	3,813
2026	3,420
2027	2,866
2028	3,158
2029 and thereafter	6,466
Total lease payments	25,721
Less: imputed interest	(4,830)
Present value of operating lease liabilities	$20,891

Future minimum lease payments under non-cancelable operating leases as of June 30, 2022 under ASC 840 were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2023	$7,882
2024	3,625
2025	3,311
2026	3,359
2027	2,721
2028 and thereafter	9,379
Total future minimum lease payments	$30,277

Note 9. Commitments and Contingencies

Other Purchase Commitments

The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2023 are as follows (in thousands):

Year ending June 30,	Amount
2024	$10,003
2025	2,977
2026	1,527
2027	1,622
2028	1,082
Total purchase commitments	$17,211

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. Payments under this agreement commenced in the second half of fiscal year 2023. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12 month period to the end of December 2029. As of June 30, 2023, the Company had $106.3 million remaining on this commitment.

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

Note 10. Debt

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

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of June 30, 2023.

As of June 30, 2023, there were no outstanding borrowings under the JPMorgan Credit Facility.

Note 11. Stockholders’ Equity and Stock-Based Compensation

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

Equity Incentive Plans

In June 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) and the ESPP. The 2021 Plan provides for the grant of restricted shares, restricted share units, performance shares, performance share units, deferred share units, share options and share appreciation rights. All employees, non-employee directors and selected third-party service providers of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2021 Plan. Eligible employees may purchase the Company’s common stock under the ESPP.

Both the 2021 Plan and ESPP include a provision to increase the share reserves on July 1 of each year through 2031. On July 1, 2023, 4,226,691 and 845,338 shares were added to the 2021 Plan and ESPP, respectively.

As of June 30, 2023, shares of common stock reserved for future issuance were as follows (in thousands):

June 30, 2023
Stock plans:
Outstanding stock options	10,137
Unvested performance stock units and restricted stock units	5,799
Reserved for ESPP	2,056
Reserved for future stock award grants	3,202
Total shares of common stock reserved for issuance	21,194

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

Stock option activity under the Company’s equity incentive plans during the fiscal years ended June 30, 2023 and 2022 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2021	14,685	$10.11	7.3	$262,762
Granted	104	32.22
Exercised	(1,565)	6.52
Forfeited	(451)	14.95
Balance as of June 30, 2022	12,773	$10.56	6.5	$65,284
Exercised	(2,313)	10.14
Forfeited	(323)	18.08
Balance as of June 30, 2023	10,137	$10.42	5.5	$319,250
Vested and exercisable as of June 30, 2023	9,304	$9.62	5.3	$300,378
Vested and expected to vest as of June 30, 2023	10,137	$10.42	5.5	$319,250

(1)
Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

There were no stock options granted during the fiscal year ended June 30, 2023. The weighted-average grant date fair value of options granted during the fiscal years ended June 30, 2022 and 2021 was $12.61 and $6.43, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2023, 2022 and 2021 was $61.3 million, $28.5 million and $36.4 million, respectively.

During the fiscal years ended June 30, 2023, 2022 and 2021, the proceeds from option exercises totaled $23.5 million, $10.2 million and $15.7 million, respectively. The proceeds from option exercises during the fiscal year ended June 30, 2021 includes $4.4 million for 300,000 options that were exercised for shares of common stock prior to vesting and the proceeds were classified as other current liabilities on the consolidated balance sheet.

Performance Stock Units and Restricted Stock Units

During the fiscal year ended June 30, 2023, the Company granted stock units to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue targets, and continued service conditions. The Company also granted stock units to certain employees that vest based on continued service.

Performance stock unit activity during the fiscal years ended June 30, 2023 and 2022 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2021	3,950	$26.00
Granted	201	35.41
Vested	(626)	26.73
Forfeited	(55)	27.06
Balance as of June 30, 2022	3,470	$26.40
Granted	1,657	17.45
Vested	(1,196)	23.67
Forfeited	(286)	23.80
Balance as of June 30, 2023	3,645	$23.43

Restricted stock unit activity during the fiscal years ended June 30, 2023 and 2022 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2021	46	$26.00
Granted	1,154	30.32
Vested	(109)	34.97
Forfeited	(90)	35.23
Balance as of June 30, 2022	1,001	$29.18
Granted	1,843	22.01
Vested	(517)	25.15
Forfeited	(173)	23.50
Balance as of June 30, 2023	2,154	$24.46

Stock-Based Compensation Expense

Total stock-based compensation from stock-based awards during the fiscal years ended June 30, 2023, 2022 and 2021 included in the consolidated statements of operations is $67.8 million, $77.5 million and $18.1 million, respectively. The related income tax benefit recognized was $0.7 million for the fiscal year ended June 30, 2023 and was not significant for each of the fiscal years ended June 30, 2022 and 2021. During the fiscal years ended June 30, 2021, the Company also recognized additional stock-based compensation expense of $0.5 million relating to the buy-back of shares of common stock and fully vested options, which represents the excess between the repurchase price and the fair value of common stock and fully vested options at the date of repurchase.

The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Cost of revenues
Cost of SaaS and support	$1,705	$1,258	$250
Cost of professional services	3,916	3,029	878
Research and development	15,186	17,166	4,054
Sales and marketing	20,426	25,428	6,791
General and administrative	26,536	30,633	6,593
Total stock-based compensation	$67,769	$77,514	$18,566

As of June 30, 2023, there was approximately $83.6 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.3 years.

The calculated fair value of stock option grants was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended June 30,
	2022	2021
Expected dividend yield	0%	0%
Risk-free interest rate	0.9%	1%
Expected volatility	40%	38%
Expected life (in years)	6	6

2021 Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period begins on June 1 and December 1 of each year, except for the first offering period, which began on December 16, 2021 and will end on November 30, 2023. Each offering period consists of two or more purchase dates at six-month intervals. During the fiscal year ended June 30, 2023, 141,547 shares have been purchased under the ESPP.

The fair value of ESPP shares was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended June 30,
	2023	2022
Expected dividend yield	0%	0%
Risk-free interest rate	4.9%	0.7%
Expected volatility	48%	40%
Expected term (in years)	0.7	1.2

As of June 30, 2023, total unrecognized compensation cost related to the ESPP was $0.7 million, which will be amortized over a weighted-average vesting term of 0.4 years.

Note 12. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
U.S.	$(72,871)	$(104,391)	$(48,063)
Foreign	2,951	1,278	1,771
Total	$(69,920)	$(103,113)	$(46,292)

The income tax (benefit)/expense consists of the following (in thousands):

	Year Ended June 30,
	2023	2022	2021
Current:
Federal	$(246)	$(48)	$11
State	226	278	117
Foreign	437	572	799
	417	802	927
Deferred:
Federal	(154)	137	—
State	(327)	131	17
Foreign	(431)	(4,505)	(472)
	(912)	(4,237)	(455)
Income tax (benefit)/expense	$(495)	$(3,435)	$472

The income tax (benefit)/expense differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Federal tax (benefit)/expense:
At statutory rate	$(14,683)	$(21,654)	$(9,721)
State tax (net of federal benefit)	192	140	329
Research and development credits	(1,888)	1,019	(358)
Stock-based compensation	(3,311)	6,828	(314)
Acquisition-related transaction costs	254	53	1,169
Change in valuation allowance	20,764	10,802	9,360
Other	(1,823)	(623)	7
Income tax (benefit)/expense	$(495)	$(3,435)	$472

Deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2023	2022
Deferred tax assets:
Nondeductible accrued expenses	$2,658	$2,039
Net operating loss carryforwards	29,054	30,828
Research and development credits	6,634	4,377
Section 174 capitalization	22,934	—
Stock-based compensation	11,079	9,112
Interest carryforwards	14,342	15,827
Deferred revenue	709	487
Other	234	320
Valuation allowance	(71,911)	(45,338)
Total deferred tax assets	15,733	17,652
Deferred tax liabilities:
Revenue recognition	—	(2,303)
Deferred commissions	(5,906)	(6,207)
Fixed assets	(2,479)	(1,452)
Intangible assets	(8,090)	(9,158)
Total deferred tax liabilities	(16,475)	(19,120)
Net deferred tax liabilities	$(742)	$(1,468)

As of June 30, 2023, the Company has federal, California and other state net operating loss carryforwards of approximately $108.5 million, $38.4 million and $58.4 million, respectively, which expire beginning in the year 2034 for federal and 2029 for California.

As of June 30, 2023, the Company has federal and state research credits carryforwards of approximately $7.5 million and $4.9 million, respectively, expiring beginning in 2027 for federal. The state credits can be carried forward indefinitely.

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

As a result of this analysis as of June 30, 2023 and 2022, the Company has determined that it is more likely than not that it will not realize the benefits of its deferred tax assets due to continuing losses and therefore has recorded a valuation allowance of $71.9 million and $45.3 million, respectively, to reduce the carrying value of its deferred tax assets.

At June 30, 2023, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used to fund operations domestically, settle a portion of the outstanding debt obligations, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $19.8 million. Substantially all of these earnings will not be taxable upon repatriation to the United States since under the Tax Cuts and Jobs Act they will be treated as previously taxed income or benefit from the dividends received deduction. The withholding taxes related to the distributable earnings of the Company’s foreign subsidiaries are not expected to be material.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2023 and 2022, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company does not anticipate any significant increases or decreases to its unrecognized tax benefits in the next 12 months. There is no applicable lapse of the statute of limitations in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities. Our tax returns remain open to examination as follows: U.S. federal and states, all tax years; and significant foreign jurisdictions, generally 2017 through 2022.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	June 30,
	2023	2022	2021
Beginning of the year, unrecognized tax benefits	$3,811	$2,970	$2,783
Increases (decreases), prior year tax positions	532	396	(453)
Increases, current year tax positions	968	445	640
End of the year, unrecognized tax benefits	$5,311	$3,811	$2,970

As of June 30, 2023 and 2022, unrecognized tax benefits approximated $5.3 million and $3.8 million, respectively, of which none of the tax benefits would affect the effective tax rate if recognized. There are no interest and penalties accrued as of June 30, 2023.

Note 13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2023	2022	2021
Numerator:
Net loss	$(69,425)	$(99,678)	$(46,764)
Less: cumulative dividends allocated to preferred stockholders	—	—	(15,584)
Net loss attributable to common stockholders	$(69,425)	$(99,678)	$(62,348)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders - basic and diluted	64,295	61,267	27,950
Net loss per share attributable to common stockholders
Basic and diluted	$(1.08)	$(1.63)	$(2.23)

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive (in thousands):

	As of June 30,
	2023	2022	2021
Convertible preferred stock (on an if-converted basis)	—	—	19,034
Outstanding stock options to purchase common stock	10,137	12,773	14,685
Unvested performance stock units and restricted stock units	5,799	4,471	3,996
Shares issuable under employee stock purchase plan	15	18	—
Shares issuable related to acquisition	4	—	—
Unvested stock options exercised early	—	—	150
Total	15,955	17,262	37,865

Note 14. Employee Benefit Plans

On December 22, 2012, the Company adopted a 401(k) plan (the “401(k) Plan”) for all U.S. employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The Company may make discretionary and matching contributions to the 401(k) Plan each year for the preceding calendar year. Employees are immediately vested 100% in the Company’s matching contributions. The Company incurred matching expenses of $3.8 million, $3.0 million and $2.4 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. The Company also offers group pension plans for all U.K., Australian and Singapore employees who have met certain eligibility requirements. The Company makes matching contributions to the group pension plans each month. The Company incurred matching expenses of $1.7 million, $1.3 million and $0.9 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

George Neble, a member of the Company’s Board of Directors, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on June 8, 2023, which has an end date of August 31, 2024. Mr. Neble’s Rule 10b5-1 Plan provides for the potential sale of up to 4,500 shares of Intapp common stock.

Stephen Robertson, the Company’s Chief Financial Officer until August 7, 2023, entered into a Rule 10b5-1 Plan on June 12, 2023. Mr. Robertson’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 185,913 shares of Intapp common stock and the potential sale of 107,479 shares of Intapp common stock as well as the net shares that Mr. Robertson will receive from the vesting of outstanding awards of performance stock units granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date on September 30, 2024. In connection with the Company’s follow-on offering, Mr. Robertson terminated his prior Rule 10b5-1 Plan on May 19, 2023. Mr. Robertson’s prior Rule 10b5-1 Plan was entered into on February 24, 2023 with an end date of June 15, 2024, and provided for the potential exercise of stock options and associated sale of up to 185,913 shares of Intapp common stock and the potential sale of up to 180,324 shares of Intapp common stock.

Kalyani Tandon, the Company’s Chief Accounting Officer, entered into a Rule 10b5-1 Plan on June 15, 2023. Ms. Tandon’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 105,000 shares of Intapp common stock and the potential sale of 50% of the net shares that Ms. Tandon will receive from the vesting of outstanding awards of performance stock units granted prior to the adoption of her current Rule 10b5-1 Plan until the plan’s end date on August 31, 2024.

Our Board of Directors has approved the Intapp, Inc. Insider Trading Policy (the “Insider Trading Policy”). The Insider Trading Policy governs transactions, including the purchase, sale and/or other dispositions of, in our securities by our directors, officers and employees. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the Nasdaq Global Select Market.

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

David H. Morton, Jr. (51), Chief Financial Officer

David Morton has served as Chief Financial Officer of the Company since August 2023. Prior to joining the Company, Mr. Morton served as chief financial officer of DigiCert, Inc., a cybersecurity company, from November 2021 to August 2023. Prior to DigiCert, Mr. Morton served as chief financial officer at Anaplan, Inc., a SaaS company, from September 2018 to July 2021 and remained as an employee of Anaplan until September, 2021. Mr. Morton served as chief accounting officer at Tesla, Inc. from August 2018 to September 2018. Earlier, Mr. Morton served as Executive Vice President, chief financial officer and principal accounting officer of Seagate Technology, plc, an electronic data storage company from October 2015 to August 2018. Mr. Morton received a B.S. from California State Polytechnic University, Pomona in Business Administration with a major in Finance, Real Estate and Law.

Thad Jampol (47), Co-founder and Chief Product Officer

Thad Jampol is the Co-Founder of the Company and has served as Chief Product Officer of the Company since 2000. Mr. Jampol is the architect of the Intapp platform. Mr. Jampol received a B.S. from the University of California, Los Angeles in Computer Science.

Don Coleman (48), Chief Operating Officer

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

Michele Murgel (62), Chief People and Places Officer

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

Scott Fitzgerald (49), Chief Marketing Officer

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

Additional information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2023.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2023.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Intapp, Inc.	8-K	001-40550	July 6, 2021	3.1

3.2	Amended and Restated Bylaws of Intapp, Inc.	8-K	001-40550	July 6, 2021	3.2

4.1	Description of Capital Stock	10-K	001-40550	September 15, 2021	4.1

10.1+	Intapp, Inc. Amended and Restated 2012 Stock Option and Grant Plan	S-1/A	333-256812	June 21, 2021	10.3

10.2+	Intapp, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-256812	June 21, 2021	10.4

10.3+	Intapp, Inc. 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.5

10.4+	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.6

10.5+	Form of Performance Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.7

10.6+	Form of Stock Option Award Agreement under the 2021 Omnibus Incentive Plan	S-1/A	333-256812	June 21, 2021	10.8

10.7+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-256812	June 4, 2021	10.9

10.8	Second Amended and Restated Stockholders Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC and Anderson Investments Pte. Ltd.	8-K	001-40550	July 6, 2021	10.1

10.9	Second Amended and Restated Registration Rights Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC, Anderson Investments Pte. Ltd. and the individuals party thereto	8-K	001-40550	July 6, 2021	10.2

10.10+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and John Hall	S-1/A	333-256812	June 24, 2021	10.12

10.11+	Employment Agreement, dated as of June 29, 2021, by and between Intapp, Inc. and Donald Coleman	10-K	001-40550	September 15, 2021	10.11

10.12+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and Thad Jampol	S-1/A	333-256812	June 24, 2021	10.14

10.13+	Employment Agreement between the Company and David Morton, dated July 11, 2023	8-K	001-40550	July 13, 2023	10.1

10.14+	Consulting Agreement, dated March 1, 2016, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.16

10.15+	First Amendment to Consulting Agreement, dated April 28, 2017, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.17

10.16+	Second Amendment to Consulting Agreement, dated January 1, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.18

10.17+	Third Amendment to Consulting Agreement, dated April 29, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.19

10.18+	Fourth Amendment to Consulting Agreement, dated December 18, 2019, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.20

10.19+	Fifth Amendment to Consulting Agreement, dated June 16, 2020, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.21

10.20+	Sixth Amendment to Consulting Agreement, dated June 20, 2021, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1/A	333-256812	June 21, 2021	10.22

10.21†	Credit Agreement, dated as of October 5, 2021, by and among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40550	November 12, 2021	10.1

10.22†	Pledge and Security Agreement, dated as of October 5, 2021, by and among the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	001-40550	November 12, 2021	10.2

10.23	Amendment No. 1 to Credit Agreement and Pledge and Security Agreement, dated as of June 6, 2022, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-40550	September 9, 2022	10.23

10.24+	Seventh Amendment to Consulting Agreement, dated June 23, 2022, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	September 9, 2022	10.24

10.25	Amendment No. 2 to Credit Agreement, dated as of November 17, 2022, by and among the Company, the other loan parties hereto, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40550	February 8, 2023	10.1

10.26+	Eighth Amendment to Consulting Agreement, dated June 23, 2023, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.					X

10.27	Transition and Advisory Agreement between the Company and Stephen Robertson, dated August 7, 2023	8-K/A	001-40550	August 11, 2023	10.1

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (included in signature pages hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

+	Indicates a management contract or compensatory plan
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

Intapp, Inc.

Date: September 7, 2023	By:	/s/ John Hall
Name: John Hall
Title: Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2023	By:	/s/ David Morton
Name: David Morton
Title: Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Hall and David Morton, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Hall	Chief Executive Officer and Director (principal executive officer)	September 7, 2023
John Hall

/s/ David Morton	Chief Financial Officer (principal financial officer)	September 7, 2023
David Morton

/s/ Kalyani Tandon	Chief Accounting Officer (principal accounting officer)	September 7, 2023
Kalyani Tandon

/s/ Chris Gaffney	Director	September 7, 2023
Chris Gaffney

/s/ Derek Schoettle	Director	September 7, 2023
Derek Schoettle

/s/ Martin Fichtner	Director	September 7, 2023
Martin Fichtner

/s/ Charles Moran	Director	September 7, 2023
Charles Moran

/s/ George Neble	Director	September 7, 2023
George Neble

/s/ Ralph Baxter	Director	September 7, 2023
Ralph Baxter

/s/ Marie Wieck	Director	September 7, 2023
Marie Wieck

/s/ Nancy Harris	Director	September 7, 2023
Nancy Harris

/s/ Beverly Allen	Director	September 7, 2023
Beverly Allen