Form 10-Q
period 2023-09-30
Intapp, Inc.
filed 2023-11-08
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2023, the registrant had 69,583,094 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, particularly in the sections captioned “Risk Factors” under Part II, Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, and our objectives for future operations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy, and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

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

You should read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$141,547	$130,377
Restricted cash	200	808
Accounts receivable, net of allowance of $1,337 and $994 as of September 30, 2023 and June 30, 2023, respectively	68,815	92,973
Unbilled receivables, net	14,547	10,661
Other receivables, net	571	878
Prepaid expenses	8,972	7,335
Deferred commissions, current	12,076	11,807
Total current assets	246,728	254,839
Property and equipment, net	17,695	16,366
Operating lease right-of-use assets	16,050	17,180
Goodwill	278,601	278,890
Intangible assets, net	40,552	43,257
Deferred commissions, noncurrent	16,139	16,529
Other assets	1,818	1,846
Total assets	$617,583	$628,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,185	$6,018
Accrued compensation	25,574	39,761
Accrued expenses	13,369	11,626
Deferred revenue, net	191,435	191,042
Other current liabilities	7,536	10,902
Total current liabilities	244,099	259,349
Deferred tax liabilities	1,309	1,422
Deferred revenue, noncurrent	1,184	1,355
Operating lease liabilities, noncurrent	14,993	16,195
Other liabilities	9,325	9,378
Total liabilities	270,910	287,699
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 69,378 and 68,574 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	69	69
Additional paid-in capital	818,716	797,639
Accumulated other comprehensive loss	(1,630)	(1,339)
Accumulated deficit	(470,482)	(455,161)
Total stockholders’ equity	346,673	341,208
Total liabilities and stockholders’ equity	$617,583	$628,907

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2023	2022
Revenues
SaaS and support	$73,061	$56,813
Subscription license	13,903	12,248
Total recurring revenues	86,964	69,061
Professional services	14,611	10,477
Total revenues	101,575	79,538
Cost of revenues
SaaS and support	14,413	12,398
Total cost of recurring revenues	14,413	12,398
Professional services	17,160	12,936
Total cost of revenues	31,573	25,334
Gross profit	70,002	54,204
Operating expenses:
Research and development	28,496	19,679
Sales and marketing	34,419	31,312
General and administrative	21,052	20,410
Lease modification and impairment	—	1,949
Total operating expenses	83,967	73,350
Operating loss	(13,965)	(19,146)
Interest expense	(39)	(39)
Interest and other income (expense), net	(904)	(684)
Net loss before income taxes	(14,908)	(19,869)
Income tax expense	(413)	(185)
Net loss	$(15,321)	$(20,054)
Net loss per share, basic and diluted	$(0.22)	$(0.32)
Weighted-average shares used to compute net loss per share, basic and diluted	68,937	62,864

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2023	2022
Net loss	$(15,321)	$(20,054)
Other comprehensive loss:
Foreign currency translation adjustments	(291)	(678)
Other comprehensive loss	(291)	(678)
Comprehensive loss	$(15,612)	$(20,732)

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	68,574	$69	$797,639	$(1,339)	$(455,161)	$341,208
Issuance of common stock upon exercise of stock options	229	—	2,324	—	—	2,324
Vesting of performance stock units and restricted stock units	575	—	—	—	—	—
Stock-based compensation	—	—	18,757	—	—	18,757
Issuance of common stock upon follow-on public offering, net of offering costs of $1,569	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	(291)	—	(291)
Net loss	—	—	—	—	(15,321)	(15,321)
Balance as of September 30, 2023	69,378	$69	$818,716	$(1,630)	$(470,482)	$346,673

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022	62,739	$63	$643,227	$(1,672)	$(385,736)	$255,882
Issuance of common stock upon exercise of stock options	111	—	1,029	—	—	1,029
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	135	—	(1,501)	—	—	(1,501)
Stock-based compensation	—	—	15,768	—	—	15,768
Foreign currency translation adjustments	—	—	—	(678)	—	(678)
Net loss	—	—	—	—	(20,054)	(20,054)
Balance as of September 30, 2022	62,985	$63	$658,523	$(2,350)	$(405,790)	$250,446

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(15,321)	$(20,054)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,009	4,116
Amortization of operating lease right-of-use assets	1,130	1,273
Accounts receivable allowances	425	158
Stock-based compensation	18,757	15,768
Lease modification and impairment	—	1,949
Change in fair value of contingent consideration, including unrealized foreign exchange gain	(1,431)	(147)
Deferred income taxes	(113)	(158)
Other	38	38
Changes in operating assets and liabilities:
Accounts receivable	23,472	15,240
Unbilled receivables, current	(3,886)	(2,198)
Prepaid expenses and other assets	(1,342)	(1,307)
Deferred commissions	121	(394)
Accounts payable and accrued liabilities	(11,277)	(15,827)
Deferred revenue, net	222	7,112
Operating lease liabilities	(1,571)	(2,137)
Other liabilities	(1,621)	(217)
Net cash provided by operating activities	11,612	3,215
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,141)	(1,668)
Capitalized internal-use software costs	(1,861)	(1,266)
Net cash used in investing activities	(3,002)	(2,934)
Cash Flows from Financing Activities:
Payments for deferred offering costs	(633)	—
Proceeds from stock option exercises	2,324	1,029
Payments related to tax withholding for vested equity awards	—	(1,501)
Payments of deferred contingent consideration associated with acquisitions	—	(9,299)
Net cash provided by (used in) financing activities	1,691	(9,771)
Effect of foreign currency exchange rate changes on cash and cash equivalents	261	(968)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,562	(10,458)
Cash, cash equivalents and restricted cash - beginning of period	131,185	54,311
Cash, cash equivalents and restricted cash - end of period	$141,747	$43,853
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$141,547	$40,325
Restricted cash	200	3,528
Total cash, cash equivalents and restricted cash	$141,747	$43,853

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1	$1
Cash paid for income taxes, net of tax refunds	$128	$31
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$8	$—
Changes in capitalized internal-use software costs in accounts payable and accrued liabilities	$(378)	$—
Changes in deferred offering costs in accounts payable and accrued liabilities	$(629)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Intapp, Inc. (“Intapp” or the “Company”), formerly known as LegalApp Holdings, Inc., was incorporated in Delaware in November 2012. The Company is a holding company and conducts its operations through its wholly-owned subsidiary, Integration Appliance, Inc.

The Company is a leading provider of industry-specific, cloud-based software solutions for the global professional and financial services industry. The Company empowers the world’s premier private capital, investment banking, legal, accounting, and consulting firms with the technology they need to operate more competitively, deliver timely insights to their professionals, and meet rapidly changing client, investor, and regulatory requirements. The Company serves clients primarily in the United States, United Kingdom and Australian markets. References to “the Company,” “us,” “we,” or “our” in these unaudited condensed consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 7, 2023. The unaudited condensed consolidated financial statements include accounts of the Company and its consolidated subsidiaries, after eliminating all inter-company transactions and balances.

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition including determination of the standalone selling price (“SSP”) of the deliverables included in multiple deliverable revenue arrangements; allowance for credit losses; the depreciable lives of long-lived assets including intangible assets; the expected useful life of deferred commissions; the fair value of stock-based awards; the fair value of assets acquired and liabilities assumed in business combinations; goodwill and long-lived assets impairment assessment; the fair value of contingent consideration liabilities; the incremental borrowing rate used to determine the operating lease liabilities; valuation allowances on deferred tax assets; uncertain tax positions; and loss contingencies. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Our revenue recognition policy is included below due to its significance to our financial statements. Except for the accounting policies for cash equivalents and allowance for expected credit losses described below, there have been no material changes to the significant accounting policies during the three months ended September 30, 2023.

Revenue Recognition

The Company’s revenues are derived from contracts with our clients. The majority of the Company’s revenues are derived from the sale of our software as a service (“SaaS”) solutions and subscriptions to our term software applications, including support services, as well as the provision of professional services for the implementation of our solutions.

The Company accounts for revenues in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is to recognize revenues upon the transfer of control of services or products to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products.

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

Identification of the performance obligations in the contract

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

Balance Sheet Presentation

Contracts with our clients are reflected in the unaudited condensed consolidated balance sheets as follows:

•
Accounts receivable, net represents amounts billed to clients in accordance with contract terms for which payment has not yet been received. It is presented net of allowance as part of current assets in the unaudited condensed consolidated balance sheets.
•
Unbilled receivables, net represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition. This generally occurs in multi-year subscription license arrangements where control of the software license is transferred at the inception of the contract, but the client is invoiced annually in advance over the term of the license. Unbilled receivables may also arise on professional services arrangements sold on a fixed fee basis and on which revenue is recognized in proportion to the hours worked on the project, relative to the total expected hours. In some instances, revenue may be recognized in advance of the amounts which are invoiced on the achievement of contractual milestones. Unbilled receivables are presented net of allowance, if applicable, in the unaudited condensed consolidated balance sheets with the long-term portion included in other assets. Under ASC 606, these balances represent contract assets.
•
Contract costs consist principally of client acquisition costs (sales commissions). The Company classifies deferred commissions as current or non-current on our unaudited condensed consolidated balance sheets based on the timing of when the Company expects to recognize the expense.
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

The Company may receive consideration from its clients in advance of performance on a portion of the contract and, on another portion of the contract, perform in advance of receiving consideration. Contract assets and liabilities related to rights and obligations in a contract are interdependent. Therefore, contract assets and liabilities are presented net at the contract level, as either a single contract asset or a single contract liability, in the unaudited condensed consolidated balance sheets.

Cash and Cash Equivalents

All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are recorded at invoiced amounts, net of allowance for expected credit losses. The Company evaluates the collectability of its accounts receivable based on known collection risks, historical experience and forecasts of future collectability, and maintains an allowance for expected credit losses for estimated losses resulting from its clients failing to make required payments for subscriptions or services rendered. Sufficiency of the allowance is assessed based upon knowledge of credit-worthiness of our clients, review of historical receivable and reserves trends and other pertinent information. Actual future losses from uncollectible accounts may differ from these estimates.

Concentrations of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with multiple high credit quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions to the extent that such amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any such losses.

No client individually accounted for 10% or more of the Company’s revenues for either of the three months ended September 30, 2023 and 2022. As of September 30, 2023, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2023, one client individually accounted for 15% of the Company’s total accounts receivable.

Recent Accounting Pronouncements

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses, which requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The Company adopted this guidance on July 1, 2023 on a modified retrospective basis. The adoption did not have a material impact on its unaudited condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

There have been no recently issued accounting pronouncements that are expected to have a material impact on the Company's unaudited condensed consolidated financial statements.

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
United States	$69,855	$55,652
United Kingdom	14,726	13,012
Rest of the world	16,994	10,874
Total	$101,575	$79,538

No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three months ended September 30, 2023 and 2022.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	September 30, 2023	June 30, 2023
Unbilled accounts receivable, net(1)	$14,660	$10,765
Deferred revenue, net	192,619	192,397

(1)
The long-term portion of $113 and $104 as of September 30, 2023 and June 30, 2023, respectively, is included in other assets.

There was no allowance for credit losses associated with unbilled receivables as of September 30, 2023 and June 30, 2023. During the three months ended September 30, 2023, the Company recognized $65.3 million in revenue pertaining to deferred revenue as of June 30, 2023.

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

As of September 30, 2023, approximately $417.2 million of revenues is expected to be recognized from remaining performance obligations with approximately 61% over the next 12 months and the remainder thereafter.

Note 4. Cash Equivalents

Cash equivalents consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$75,639	$—	$—	$75,639
Total cash equivalents	$75,639	$—	$—	$75,639

There were no cash equivalents as of June 30, 2023.

Note 5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Balance, beginning of period	$278,890	$269,103
Purchase price adjustment	—	784
Foreign currency translation adjustment	(289)	(657)
Balance, end of period	$278,601	$269,230

During the three months ended September 30, 2022, the Company recognized a purchase price adjustment of $0.8 million related to the Billstream acquisition that occurred in June 2022, which increased goodwill and deferred consideration.

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	September 30, 2023
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(25,515)	$23,385
Non-compete agreements	3 to 5	4,907	(3,546)	1,361
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,458)	2,364
Core technology	4 to 6	52,519	(44,330)	8,189
Backlog	2	1,000	(430)	570
Intangible assets, net		$119,831	$(79,279)	$40,552

	June 30, 2023
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(24,341)	$24,559
Non-compete agreements	3 to 5	4,907	(3,383)	1,524
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,270)	2,552
Core technology	4 to 6	52,519	(43,275)	9,244
Backlog	2	1,000	(305)	695
Intangible assets, net		$119,831	$(76,574)	$43,257

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Cost of SaaS and support	$1,055	$1,496
Sales and marketing	1,487	1,464
General and administrative	163	121
Total amortization expense	$2,705	$3,081

As of September 30, 2023, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remaining 9 months)	$7,504
2025	7,506
2026	5,090
2027	4,925
2028	4,428
2029 and thereafter	6,416
Total remaining amortization	$35,869

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

Money market funds are classified as Level 1 as the assets are valued using quoted prices in active markets. Liabilities for contingent consideration related to business combinations are classified as Level 3 liabilities as the Company uses unobservable inputs in the valuation, specifically related to the projected total contract value generated by the acquired businesses for a distinct period of time.

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$75,639	$—	$—	$75,639
Total	$75,639	$—	$—	$75,639

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$933	$933
Liability for contingent consideration, non-current portion	—	—	4,317	4,317
Total	$—	$—	$5,250	$5,250

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$2,364	$2,364
Liability for contingent consideration, non-current portion	—	—	4,317	4,317
Total	$—	$—	$6,681	$6,681

In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The liability was included in other liabilities on the audited consolidated balance sheet as of June 30, 2023 with no changes in fair value during the three months ended September 30, 2023.

In connection with the acquisition of Billstream in June 2022, the Company recorded $4.1 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The fair value of the contingent consideration was remeasured at $2.4 million and was included in other current liabilities on the audited consolidated balance sheet as of June 30, 2023. As of September 30, 2023, the fair value of the contingent consideration was remeasured at $0.9 million.

The fair value of the contingent consideration was initially estimated on the acquisition date using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, have been recorded in general and administrative expense in the unaudited condensed consolidated statements of operations. Gains and losses arising from exchange rate fluctuation on these liabilities not denominated in U.S. Dollars have been included in interest and other income (expense), net on the unaudited condensed consolidated statements of operations.

Changes in the fair value of contingent consideration liabilities during the three months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Balance, beginning of period	$6,681	$13,835
Payment of contingent consideration	—	(9,299)
Change in fair value of contingent consideration	(1,431)	—
Effect of foreign currency exchange rate changes	—	(410)
Balance, end of period	$5,250	$4,126

Other financial instruments consist of accounts receivable, accounts payable and accrued expenses and other current liabilities. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to expected receipt or payment.

Note 7. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Computer equipment and software	$2,436	$2,290
Capitalized internal-use software	18,461	16,978
Furniture and office equipment	2,390	2,433
Leasehold improvements	5,897	5,897
Construction in progress	1,390	386
Total property and equipment	30,574	27,984
Less: accumulated depreciation and amortization	(12,879)	(11,618)
Property and equipment, net	$17,695	$16,366

Depreciation expense, excluding the amortization of capitalized internal-use software costs, was $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively.

The Company capitalized $1.5 million and $1.2 million of costs related to software developed for internal use during the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to capitalized internal-use software was $0.8 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. The net book value of capitalized internal-use software was $11.0 million and $10.3 million as of September 30, 2023 and June 30, 2023, respectively.

Note 8. Leases

The Company leases the majority of its office space in the U.S., U.K., Singapore and Ukraine under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to 5 years.

As part of the Company's continuing assessment of its facilities requirements, in September 2022, the Company exited a portion of the leased office space in its headquarters in Palo Alto, California and amended the underlying lease agreement to relieve the Company of certain lease payments. As a result, the Company assessed the right-of-use (“ROU”) asset associated with the leased office space and deemed it to be impaired. The Company also assessed the lease liability in view of the amended lease agreement. The Company recorded a net charge of $1.9 million in connection with the impairment of the related ROU asset and the reassessment of the lease liability, which was included in its unaudited condensed consolidated statements of operations during the three months ended September 30, 2022.

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,
Operating Leases:	2023	2022
Operating lease cost (1)	$1,500	$1,682
Short-term lease cost	271	210
(1)
Amount excluded a net charge of $1.9 million related to lease modification and impairment for the three months ended September 30, 2022 as described above.

The weighted-average remaining lease term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (in years)	6.0	6.4
Weighted-average discount rate	7.1%	7.1%

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended September 30,
	2023	2022
Cash payments included in the measurement of operating lease liabilities	$1,695	$1,965

Current operating lease liabilities of $4.3 million and $4.7 million were included in other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, respectively.

As of September 30, 2023, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remaining 9 months)	$4,272
2025	3,764
2026	3,371
2027	2,838
2028	3,121
2029 and thereafter	6,379
Total lease payments	23,745
Less: imputed interest	(4,424)
Present value of operating lease liabilities	$19,321

Note 9. Commitments and Contingencies

Other Purchase Commitments

The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. There were no material purchase commitments that were entered into during the three months ended September 30, 2023.

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12 month period to the end of December 2029. As of September 30, 2023, the Company had $104.6 million remaining on this commitment.

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

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of September 30, 2023.

As of September 30, 2023 and June 30, 2023, there were no outstanding borrowings under the JPMorgan Credit Facility.

Note 11. Stockholders' Equity and Stock-Based Compensation

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

As of September 30, 2023, shares of common stock reserved for future issuance were as follows (in thousands):

September 30, 2023
Stock plans:
Outstanding stock options	9,839
Unvested performance stock units and restricted stock units	7,325
Reserved for ESPP	2,902
Reserved for future stock award grants	5,397
Total shares of common stock reserved for issuance	25,463

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

Stock option activity under the Company’s equity incentive plans during the three months ended September 30, 2023 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2023	10,137	$10.42	5.5	$319,250
Exercised	(229)	10.14
Forfeited	(69)	20.82
Balance as of September 30, 2023	9,839	$10.35	5.2	$228,001
Vested and exercisable as of September 30, 2023	9,221	$9.73	5.0	$219,371
Vested and expected to vest as of September 30, 2023	9,839	$10.35	5.2	$228,001

(1)
Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

There were no stock options granted during the three months ended September 30, 2023. The total intrinsic value of stock options exercised and the proceeds from option exercises during the three months ended September 30, 2023 were $6.2 million and $2.3 million, respectively.

Performance Stock Units and Restricted Stock Units

During the three months ended September 30, 2023, the Company granted stock units to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted stock units to certain employees that vest based on continued service.

Performance stock unit activity during the three months ended September 30, 2023 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2023	3,645	$23.43
Granted	1,124	39.20
Vested	(412)	23.95
Forfeited	(29)	20.56
Balance as of September 30, 2023	4,328	$27.49

Restricted stock unit activity during the three months ended September 30, 2023 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2023	2,154	$24.46
Granted	1,081	37.27
Vested	(163)	22.14
Forfeited	(75)	26.60
Balance as of September 30, 2023	2,997	$29.15

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Cost of revenues
Cost of SaaS and support	$541	$285
Cost of professional services	1,333	748
Research and development	4,646	2,134
Sales and marketing	5,339	5,753
General and administrative	6,898	6,848
Total stock-based compensation	$18,757	$15,768

As of September 30, 2023, there was approximately $148.0 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.6 years.

2021 Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period that begins on June 1 and December 1 of each year, except for the first offering period, which began on December 16, 2021 and will end on November 30, 2023. Each offering period consists of two or more purchase dates at six-month intervals.

As of September 30, 2023, total unrecognized compensation cost related to the ESPP was $0.3 million, which will be amortized over a weighted-average vesting term of 0.2 years.

Note 12. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three months ended September 30, 2023 and 2022.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities. The Company’s tax returns remain open to examination as follows: U.S. federal and states, all tax years; and significant foreign jurisdictions, generally 2019 through 2023.

Note 13. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2023	2022
Numerator:
Net loss	$(15,321)	$(20,054)
Denominator:
Weighted-average shares used to compute net loss per share - basic and diluted	68,937	62,864
Net loss per share - basic and diluted	$(0.22)	$(0.32)

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of September 30,
	2023	2022
Outstanding stock options to purchase common stock	9,839	12,569
Unvested performance stock units and restricted stock units	7,325	6,768
Shares issuable under employee stock purchase plan	57	71
Shares issuable related to acquisition	68	—
Total	17,289	19,408

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notes Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 7, 2023. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.

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

We expect the vast majority of our new ARR (as defined below) growth in the future to be from the sale of SaaS subscriptions.

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

ARR was $350.1 million and $284.3 million as of September 30, 2023 and 2022, respectively, an increase of 23%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $242.5 million and $176.2 million as of September 30, 2023 and 2022, respectively, an increase of 38%, and represented 69% and 62% of ARR as of September 30, 2023 and 2022, respectively.

Net Revenue Retention

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We upsold additional seats and cross-sold new solutions to our existing clients such that our trailing twelve months’ net revenue retention rate as of September 30, 2023 was within our expected range of 113% to 117%.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of September 30, 2023, we had over 2,350 clients. No single client represented more than 10% of total revenues for either of the three months ended September 30, 2023 and 2022.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of September 30, 2023 and 2022, we had 626 and 522 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 86% and 87% of our total revenues during the three months ended September 30, 2023 and 2022, respectively.

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

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead costs for facilities and IT) and accounted for 14% and 13% of our total revenues during the three months ended September 30, 2023 and 2022, respectively.

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

Cost of SaaS and Support

Our cost of SaaS and support revenues comprises the direct costs to deliver and support our products, including salaries, bonuses, benefits, stock-based compensation, as well as allocated overhead costs for facilities and IT, third-party hosting fees related to cloud services, amortization of capitalized internal-use software costs and amortization of acquired intangible assets.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of costs incurred for personnel-related costs for our sales and marketing employees as well as commission payments to our sales employees, costs of marketing events and online advertising, allocations of various overhead and facilities costs and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefit. In the medium-term, we expect to see an increase in sales and marketing expense as we continue to expand our direct sales force to take advantage of opportunities for growth and increase in in-person meetings, conferences, and attendance at trade shows.

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

Interest Expense

Interest expense consists of non-cash interest expense related to the amortization of deferred financing costs in connection with our JPMorgan Credit Facility.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income from our cash and cash equivalents, realized and unrealized foreign exchange gains and losses resulting from fluctuations in foreign currency exchange rates on monetary assets and liabilities denominated in currencies other than the U.S. dollar.

Income Tax Expense

Our income tax expense consists of an estimate of federal, state, and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Three Months Ended September 30,
	2023		2022
	(in thousands, except for percentages)
Revenues:
SaaS and support	$73,061	72%	$56,813	71%
Subscription license	13,903	14	12,248	15
Total recurring revenues	86,964	86	69,061	87
Professional services	14,611	14	10,477	13
Total revenues	101,575	100	79,538	100
Cost of revenues (1):
SaaS and support	14,413	14	12,398	16
Total cost of recurring revenues	14,413	14	12,398	16
Professional services	17,160	17	12,936	16
Total cost of revenues	31,573	31	25,334	32
Gross profit	70,002	69	54,204	68
Operating expenses (1):
Research and development	28,496	28	19,679	25
Sales and marketing	34,419	34	31,312	39
General and administrative	21,052	21	20,410	26
Lease modification and impairment	—	—	1,949	2
Total operating expenses	83,967	83	73,350	92
Operating loss	(13,965)	(14)	(19,146)	(24)
Interest expense	(39)	—	(39)	—
Interest and other income (expense), net	(904)	(1)	(684)	(1)
Net loss before income taxes	(14,908)	(15)	(19,869)	(25)
Income tax expense	(413)	—	(185)	—
Net loss	$(15,321)	(15)%	$(20,054)	(25)%

(1) Amounts include stock-based compensation expense as follows:
	Three Months Ended September 30,
	2023		2022
Cost of SaaS and support	$541	1%	$285	—%
Cost of professional services	1,333	1	748	1
Research and development	4,646	5	2,134	3
Sales and marketing	5,339	5	5,753	7
General and administrative	6,898	6	6,848	9
Total stock-based compensation expense	$18,757	18%	$15,768	20%

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenues

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$73,061	$56,813	$16,248	29%
Subscription license	13,903	12,248	1,655	14%
Total recurring revenues	86,964	69,061	17,903	26%
Professional services	14,611	10,477	4,134	39%
Total revenues	$101,575	$79,538	$22,037	28%

Recurring Revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $17.9 million, or 26%, in the three months ended September 30, 2023 compared to the same period in the prior year.

Our SaaS and support revenues grew $16.2 million, or 29%, in the three months ended September 30, 2023 compared to the same period in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues increased by $1.7 million, or 14%, in the three months ended September 30, 2023 compared to the same period in the prior year, reflecting larger multi-year renewals, as well as annual renewals on multi-year contracts upon expiration of their initial term and CPI-based price increases on annual renewals.

Professional Services

Professional services revenues increased by $4.1 million, or 39%, for the three months ended September 30, 2023 compared to the same period in the prior year. This reflects a continuation in demand for implementation, upgrade and migration services consistent with our revenue growth.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$14,413	$12,398	$2,015	16%
Total cost of recurring revenues	14,413	12,398	2,015	16%
Professional services	17,160	12,936	4,224	33%
Total cost of revenues	31,573	25,334	6,239	25%

Gross profit:
SaaS and support	58,648	44,415	14,233	32%
Subscription license	13,903	12,248	1,655	14%
Total gross profit - recurring revenues	72,551	56,663	15,888	28%
Professional services	(2,549)	(2,459)	(90)	4%
Gross profit	$70,002	$54,204	$15,798	29%

Cost of SaaS and Support

Cost of SaaS and support revenues increased by $2.0 million, or 16%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase can be attributed primarily to an increase in personnel-related costs of $0.9 million (which reflects a benefit of $1.3 million in the three months ended September 30, 2023 resulting from an operational and organizational realignment which reclassified expenses from cost of SaaS and support to research and development), and an increase in cloud hosting costs of $1.3 million. These increases were partially offset by a decrease in amortization expense of $0.2 million relating to acquired intangible assets.

Cost of Professional Services

Cost of professional services revenues increased by $4.2 million, or 33%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in personnel-related costs of $2.9 million due to annual salary increases and increased headcount, and sub-contractor costs of $1.2 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross Profit

Gross profit increased by $15.8 million, or 29%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Of this increase, $14.2 million was attributable to growth in SaaS and support revenues and the reduction in SaaS and support costs resulting from the operational and organizational realignment of part of the development operations team to research and development. The improvement in gross profit was also attributable to the increase in subscription license revenue which contributed $1.7 million.

Operating Expenses

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$28,496	$19,679	$8,817	45%
Sales and marketing	34,419	31,312	3,107	10%
General and administrative	21,052	20,410	642	3%
Lease modification and impairment	—	1,949	(1,949)	*
Total operating expenses	$83,967	$73,350	$10,617	14%

*Not meaningful

Research and Development

Research and development expenses increased by $8.8 million, or 45%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Personnel-related costs increased by $3.8 million due to annual salary increases and increased headcount ($1.3 million of which was due to the operational and organizational realignment of part of the development operations team to research and development). Stock-based compensation expense increased by $2.5 million, primarily due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards and reversal of stock-based compensation expense on forfeitures of unvested performance stock awards in the same period in the prior year. Contractor costs increased by $1.5 million as we increased contract resources to support on-going development of our cloud offerings. Cloud hosting costs and allocated overhead costs increased by $0.9 million.

Sales and Marketing

Sales and marketing expenses increased by $3.1 million, or 10%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Personnel-related costs increased by $2.1 million due to annual salary increases and increased headcount, and higher sales commissions driven by increased sales. Marketing expenses increased by $0.9 million largely due to increases in marketing events and travel related expenses. These increases were partially offset by a decrease of $0.4 million in stock-based compensation expense arising primarily from the reversal of stock-based compensation expense on forfeitures of unvested performance stock awards.

General and Administrative

General and administrative expenses increased by $0.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was primarily driven by an increase of $2.0 million in personnel-related costs primarily due to annual salary increases and increased headcount, and an increase of $0.8 million in third-party professional fees. These increases were partially offset by a decrease of $1.4 million from change in fair value of contingent consideration related to prior acquisitions and an increase of $0.8 million in costs allocated to other functions due to increased headcount in other departments.

Lease modification and impairment

Lease modification and impairment net charge of $1.9 million during the three months ended September 30, 2022 related to accelerated amortization expense associated with a right-of-use asset on the early exit of a leased office space, offset by a benefit arising from the amendment to the underlying lease agreement which resulted in a reduction in the related lease payment obligation.

Interest Expense and Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Interest expense	$(39)	$(39)	$—	0%
Interest and other income (expense), net	(904)	(684)	(220)	32%

The change in interest and other income (expense), net, was primarily due to interest income on our cash held in money market funds, offset by the impact of fluctuations in foreign currency rates on our monetary asset and liability balances denominated in currencies other than the U.S. dollar, primarily British Pounds.

Income Tax Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(in thousands, except for percentages)
Income tax expense	$(413)	$(185)	$(228)	123%

Income tax expense was $0.4 million for the three months ended September 30, 2023 compared to an income tax expense of $0.2 million recorded during the three months ended September 30, 2022. Our income tax expense during the three months ended September 30, 2023 and 2022 was primarily attributable to income tax expense in a number of U.S. state jurisdictions and foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $141.7 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash, cash equivalents and restricted cash as of September 30, 2023, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of September 30, 2023, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 10 to our unaudited condensed consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Three Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$11,612	$3,215
Net cash used in investing activities	(3,002)	(2,934)
Net cash provided by (used in) financing activities	1,691	(9,771)
Effect of foreign currency exchange rate changes on cash and cash equivalents	261	(968)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,562	$(10,458)

Operating Activities

During the three months ended September 30, 2023, net cash provided by operating activities was $11.6 million, as our operating loss of $15.3 million was reduced by $26.9 million of adjustments. These adjustments consisted of $22.8 million of non-cash charges (principally comprising stock-based compensation expense and depreciation and amortization), and net cash inflow of $4.1 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $23.5 million due to the timing of billing and collections on our outstanding receivables, offset by a decrease in accounts payable and accrued liabilities of $11.3 million primarily due to payments for annual bonuses, an increase in unbilled receivables of $3.9 million due to the timing of invoicing to our clients, a decrease in other liabilities of $1.6 million due to the timing of payments, a decrease in operating lease liabilities of $1.6 million due to lease payments, and an increase of $1.3 million in prepaid expenses and other assets due to the timing of payments.

During the three months ended September 30, 2022, net cash provided by operating activities was $3.2 million, as our operating loss of $20.1 million was reduced by $23.3 million of adjustments. These adjustments consisted of $23.0 million of non-cash charges (principally comprising stock-based compensation expense, depreciation and amortization, lease modification and impairment and amortization of operating lease right-of-use assets), and net cash inflow of $0.3 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $15.2 million due to the timing of billing and collections on our outstanding receivables and an increase in deferred revenue of $7.1 million due to our revenue growth. These changes were partially offset by a decrease in accounts payable and accrued liabilities of $15.8 million primarily due to payments for annual bonuses, an increase in unbilled receivables of $2.2 million due to the timing of invoicing to our clients, a decrease in operating lease liabilities of $2.1 million due to lease payments, and an increase of $1.3 million in prepaid expenses and other assets due to the timing of payments.

Investing Activities

Net cash used in investing activities primarily consists of purchases of property and equipment and capitalized internal-use software costs.

During the three months ended September 30, 2023, net cash used in investing activities was $3.0 million, consisting of capitalized internal-use software costs of $1.9 million and capital expenditures of $1.1 million on property and equipment largely of computer software and development costs.

During the three months ended September 30, 2022, net cash used in investing activities was $2.9 million, consisting of capital expenditures of $1.7 million on property and equipment largely of computer equipment and leasehold improvements to our London office in U.K., and capitalized internal-use software costs of $1.2 million.

Financing Activities

During the three months ended September 30, 2023, net cash provided by financing activities was $1.7 million, primarily comprised of $2.3 million of proceeds from stock option exercises, offset by $0.6 million of payments related to deferred offering costs in connection with our follow-on public offering.

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

Material Cash Requirements

There have been no significant changes in our material cash requirements from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on September 7, 2023.

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

Non-GAAP Gross Profit

We define non-GAAP gross profit as GAAP gross profit less the portion related to cost of revenues of stock-based compensation expense and amortization of intangible assets. We believe non-GAAP gross profit provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross profit.

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended September 30,
	2023	2022
GAAP gross profit	$70,002	$54,204
Adjusted to exclude the following:
Stock-based compensation	1,874	1,033
Amortization of intangible assets	1,055	1,496
Non-GAAP gross profit	$72,931	$56,733

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Three Months Ended September 30,
	2023	2022
Total recurring revenues	$86,964	$69,061
Total cost of recurring revenues	14,413	12,398
Recurring gross profit	72,551	56,663
Adjusted to exclude the following:
Stock-based compensation	541	285
Amortization of intangible assets	1,055	1,496
Non-GAAP recurring gross profit	$74,147	$58,444

Non-GAAP Operating Profit

We define non-GAAP operating profit as GAAP operating loss excluding stock-based compensation expense, amortization of intangible assets, lease modification and impairment, change in fair value of contingent consideration and transaction costs related to acquisitions and certain non-capitalized offering-related expenses. We believe non-GAAP operating profit provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of GAAP operating loss.

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (in thousands):

	Three Months Ended September 30,
	2023	2022
GAAP operating loss	$(13,965)	$(19,146)
Adjusted to exclude the following:
Stock-based compensation	18,757	15,768
Amortization of intangible assets	2,705	3,081
Lease modification and impairment	—	1,949
Change in fair value of contingent consideration	(1,431)	—
Transaction costs (1)	328	159
Non-GAAP operating profit	$6,394	$1,811

(1)
Consists of acquisition-related transaction costs and costs related to certain non-capitalized offering-related expenses.

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate based on either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of September 30, 2023.

As of September 30, 2023, no amounts have been borrowed under the JPMorgan Credit Facility.

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

There have been no significant changes to our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on September 7, 2023.

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

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three months ended September 30, 2023 and 2022. Clients representing in excess of 10% of our accounts receivable balance at September 30, 2023 and June 30, 2023 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash held in cash deposits and cash equivalents invested in money market funds and our senior secured revolving credit facility of up to $100.0 million.

As of September 30, 2023, we had cash and cash equivalents of $141.5 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.

As of September 30, 2023, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 9. “Commitments and Contingencies—Litigation” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference. From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We cannot predict the results of any such disputes, and regardless of the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Retirement of Principal Accounting Officer

On November 6, 2023, Kalyani Tandon, the Company’s Chief Accounting Officer, informed us that she will retire on December 8, 2023. Ms. Tandon’s retirement is not due to any disagreements on the Company’s financial statement disclosures, internal controls or accounting policies or practices.

Item 6. Exhibits

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

10.1+	Employment Agreement between the Company and David Morton, dated July 11, 2023	8-K	001-40550	July 13, 2023	10.1

10.2	Transition and Advisory Agreement between the Company and Stephen Robertson, dated August 7, 2023	8-K/A	001-40550	August 11, 2023	10.1

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

+ Indicates a management contract or compensatory plan.

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

Intapp, Inc.

Date: November 8, 2023	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ David Morton
David Morton
Chief Financial Officer (Principal Financial Officer)