Form 10-Q
period 2023-12-31
Intapp, Inc.
filed 2024-02-08
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of January 31, 2024, the registrant had 72,260,288 shares of common stock, $0.001 par value per share, outstanding.

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

•	the length and variability of our sales cycle;

•	our ability to attract and retain clients;

•	our ability to attract and retain talent;

•	our ability to compete in highly competitive markets, including artificial intelligence (“AI”) products;

•	our ability to manage additional complexity, burdens, and volatility in connection with our international sales and operations;

•	our ability to incur indebtedness in the future and the effect of conditions in credit markets;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs; and

•	our ability to maintain, protect, and enhance our intellectual property rights.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2023	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$166,357	$130,377
Restricted cash	200	808
Accounts receivable, net of allowance of $1,528 and $994 as of December 31, 2023 and June 30, 2023, respectively	78,969	92,973
Unbilled receivables, net	16,435	10,661
Other receivables, net	1,524	878
Prepaid expenses	8,028	7,335
Deferred commissions, current	12,585	11,807
Total current assets	284,098	254,839
Property and equipment, net	17,311	16,366
Operating lease right-of-use assets	15,378	17,180
Goodwill	278,955	278,890
Intangible assets, net	37,938	43,257
Deferred commissions, noncurrent	16,819	16,529
Other assets	3,029	1,846
Total assets	$653,528	$628,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,559	$6,018
Accrued compensation	31,622	39,761
Accrued expenses	12,546	11,626
Deferred revenue, net	195,513	191,042
Other current liabilities	8,903	10,902
Total current liabilities	259,143	259,349
Deferred tax liabilities	1,205	1,422
Deferred revenue, noncurrent	1,721	1,355
Operating lease liabilities, noncurrent	14,663	16,195
Other liabilities	5,139	9,378
Total liabilities	281,871	287,699
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 71,941 and 68,574 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	72	69
Additional paid-in capital	852,558	797,639
Accumulated other comprehensive loss	(1,278)	(1,339)
Accumulated deficit	(479,695)	(455,161)
Total stockholders’ equity	371,657	341,208
Total liabilities and stockholders’ equity	$653,528	$628,907

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenues
SaaS and support	$77,109	$61,605	$150,170	$118,418
Subscription license	14,143	10,979	28,046	23,227
Total recurring revenues	91,252	72,584	178,216	141,645
Professional services	12,681	12,108	27,292	22,585
Total revenues	103,933	84,692	205,508	164,230
Cost of revenues
SaaS and support	14,416	12,456	28,829	24,854
Total cost of recurring revenues	14,416	12,456	28,829	24,854
Professional services	16,353	14,329	33,513	27,265
Total cost of revenues	30,769	26,785	62,342	52,119
Gross profit	73,164	57,907	143,166	112,111
Operating expenses:
Research and development	27,981	23,392	56,477	43,071
Sales and marketing	35,269	33,538	69,688	64,850
General and administrative	20,996	20,753	42,048	41,163
Lease modification and impairment	—	(348)	—	1,601
Total operating expenses	84,246	77,335	168,213	150,685
Operating loss	(11,082)	(19,428)	(25,047)	(38,574)
Interest and other income (expense), net	2,057	140	1,114	(583)
Net loss before income taxes	(9,025)	(19,288)	(23,933)	(39,157)
Income tax expense	(188)	(466)	(601)	(651)
Net loss	$(9,213)	$(19,754)	$(24,534)	$(39,808)
Net loss per share, basic and diluted	$(0.13)	$(0.31)	$(0.35)	$(0.63)
Weighted-average shares used to compute net loss per share, basic and diluted	70,521	63,287	69,729	63,076

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(9,213)	$(19,754)	$(24,534)	$(39,808)
Other comprehensive income (loss):
Foreign currency translation adjustments	352	651	61	(27)
Other comprehensive income (loss):	352	651	61	(27)
Comprehensive loss	$(8,861)	$(19,103)	$(24,473)	$(39,835)

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of September 30, 2023	69,378	$69	$818,716	$(1,630)	$(470,482)	$346,673
Issuance of common stock upon exercise of stock options	1,412	2	15,610	—	—	15,612
Vesting of performance stock units and restricted stock units	1,070	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	81	—	1,725	—	—	1,725
Stock-based compensation	—	—	16,508	—	—	16,508
Foreign currency translation adjustments	—	—	—	352	—	352
Net loss	—	—	—	—	(9,213)	(9,213)
Balance as of December 31, 2023	71,941	$72	$852,558	$(1,278)	$(479,695)	$371,657

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of September 30, 2022	62,985	$63	$658,523	$(2,350)	$(405,790)	$250,446
Issuance of common stock upon exercise of stock options	312	1	3,450	—	—	3,451
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	288	—	(3,447)	—	—	(3,447)
Issuance of common stock under employee stock purchase plan	66	—	1,241	—	—	1,241
Stock-based compensation	—	—	20,268	—	—	20,268
Foreign currency translation adjustments	—	—	—	651	—	651
Net loss	—	—	—	—	(19,754)	(19,754)
Balance as of December 31, 2022	63,651	$64	$680,035	$(1,699)	$(425,544)	$252,856

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Six Months Ended December 31, 2023
	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	68,574	$69	$797,639	$(1,339)	$(455,161)	$341,208
Issuance of common stock upon exercise of stock options	1,641	2	17,934	—	—	17,936
Vesting of performance stock units and restricted stock units	1,645	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	81	—	1,725	—	—	1,725
Stock-based compensation	—	—	35,265	—	—	35,265
Issuance of common stock upon follow-on offering, net of offering costs of $1,569	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	61	—	61
Net loss	—	—	—	—	(24,534)	(24,534)
Balance as of December 31, 2023	71,941	$72	$852,558	$(1,278)	$(479,695)	$371,657

	Six Months Ended December 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022	62,739	$63	$643,227	$(1,672)	$(385,736)	$255,882
Issuance of common stock upon exercise of stock options	423	1	4,479	—	—	4,480
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	423	—	(4,948)	—	—	(4,948)
Issuance of common stock under employee stock purchase plan	66	—	1,241	—	—	1,241
Stock-based compensation	—	—	36,036	—	—	36,036
Foreign currency translation adjustments	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	(39,808)	(39,808)
Balance as of December 31, 2022	63,651	$64	$680,035	$(1,699)	$(425,544)	$252,856

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(24,534)	$(39,808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,984	7,737
Amortization of operating lease right-of-use assets	2,282	2,404
Accounts receivable allowances	1,228	676
Stock-based compensation	35,265	36,036
Lease modification and impairment	—	1,601
Change in fair value of contingent consideration	(2,215)	(232)
Deferred income taxes	(217)	(304)
Other	77	77
Changes in operating assets and liabilities:
Accounts receivable	12,570	(1,514)
Unbilled receivables, current	(5,774)	(2,390)
Prepaid expenses and other assets	(1,788)	1,029
Deferred commissions	(1,068)	(1,556)
Accounts payable and accrued liabilities	(1,517)	(8,094)
Deferred revenue, net	4,837	18,773
Operating lease liabilities	(2,339)	(3,123)
Other liabilities	(1,144)	2,035
Net cash provided by operating activities	23,647	13,347
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,354)	(1,698)
Capitalized internal-use software costs	(3,453)	(2,697)
Net cash used in investing activities	(4,807)	(4,395)
Cash Flows from Financing Activities:
Payments for deferred offering costs	(781)	—
Proceeds from stock option exercises	17,936	4,480
Proceeds from employee stock purchase plan	1,725	1,241
Payments related to tax withholding for vested equity awards	—	(4,948)
Payments of deferred contingent consideration and holdback associated with acquisitions	(2,551)	(11,115)
Net cash provided by (used in) financing activities	16,329	(10,342)
Effect of foreign currency exchange rate changes on cash and cash equivalents	203	(351)
Net increase (decrease) in cash, cash equivalents and restricted cash	35,372	(1,741)
Cash, cash equivalents and restricted cash - beginning of period	131,185	54,311
Cash, cash equivalents and restricted cash - end of period	$166,557	$52,570
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$166,357	$51,563
Restricted cash	200	1,007
Total cash, cash equivalents and restricted cash	$166,557	$52,570

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1	$2
Cash paid for income taxes, net of tax refunds	$352	$745
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$7	$308
Changes in capitalized internal-use software costs in accounts payable and accrued liabilities	$(378)	$—
Changes in deferred offering costs in accounts payable and accrued liabilities	$(776)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Intapp, Inc. (“Intapp” or the “Company”) is a holding company and conducts its operations through its wholly-owned subsidiary, Integration Appliance, Inc. The Company is a leading provider of industry-specific, cloud-based software solutions for the global professional and financial services industry. The Company empowers the world’s premier private capital, investment banking, legal, accounting, and consulting firms with the technology they need to operate more competitively, deliver timely insights to their professionals, and meet rapidly changing client, investor, and regulatory requirements. The Company serves clients primarily in the United States and the United Kingdom. References to “the Company,” “us,” “we,” or “our” in these unaudited condensed consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.

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

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Our revenue recognition policy is included below due to its significance to our financial statements. Except for the accounting policies for cash equivalents and allowance for expected credit losses described below, there have been no material changes to the significant accounting policies during the three and six months ended December 31, 2023.

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

Cash and Cash Equivalents

All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds. The fair value of money market funds held was $76.7 million as of December 31, 2023. There were no cash equivalents as of June 30, 2023.

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

No client individually accounted for 10% or more of the Company’s revenues for either of the three and six months ended December 31, 2023 and 2022. As of December 31, 2023, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2023, one client individually accounted for 15% of the Company’s total accounts receivable.

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

On December 31, 2023, the last day of the second fiscal quarter in 2024, the market value of common stock held by non-affiliates exceeded $700 million. Accordingly, the Company will be deemed a large accelerated filer as of June 30, 2024. As such, the Company will no longer (i) qualify as an emerging growth company, (ii) be able to take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with the Annual Report on Form 10-K for the year ending June 30, 2024 and (iii) be exempt from providing an auditor's attestation report on internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for the Company’s fiscal year beginning July 1, 2024, and should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the adoption on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects of future cash flows. This guidance will be effective for the Company’s fiscal year beginning July 1, 2025, and should be applied on a prospective or retrospective basis. The company expects the adoption to result in additional disclosures only.

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
United States	$73,163	$57,887	$143,018	$113,539
United Kingdom	13,829	13,511	28,555	26,523
Rest of the world	16,941	13,294	33,935	24,168
Total	$103,933	$84,692	$205,508	$164,230

No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three and six months ended December 31, 2023 and 2022.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	December 31, 2023	June 30, 2023
Unbilled accounts receivable, net(1)	$16,435	$10,765
Deferred revenue, net	197,234	192,397

(1)
The long-term portion of $104 as of June 30, 2023 is included in other assets on the unaudited condensed consolidated balance sheets.

There was no allowance for credit losses associated with unbilled receivables as of December 31, 2023 and June 30, 2023. During the six months ended December 31, 2023, the Company recognized $125.1 million in revenue pertaining to deferred revenue as of June 30, 2023.

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

As of December 31, 2023, approximately $447.6 million of revenues is expected to be recognized from remaining performance obligations with approximately 58% over the next 12 months and the remainder thereafter.

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Six Months Ended December 31,
	2023	2022
Balance, beginning of period	$278,890	$269,103
Purchase price adjustment	—	784
Foreign currency translation adjustment	65	(22)
Balance, end of period	$278,955	$269,865

During the six months ended December 31, 2022, the Company recognized a purchase price adjustment of $0.8 million related to the Billstream acquisition that occurred in June 2022, which increased goodwill and deferred consideration.

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	December 31, 2023
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(26,682)	$22,218
Non-compete agreements	3 to 5	4,907	(3,709)	1,198
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,563)	2,259
Core technology	4 to 6	52,519	(45,385)	7,134
Backlog	2	1,000	(554)	446
Intangible assets, net		$119,831	$(81,893)	$37,938

	June 30, 2023
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(24,341)	$24,559
Non-compete agreements	3 to 5	4,907	(3,383)	1,524
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,270)	2,552
Core technology	4 to 6	52,519	(43,275)	9,244
Backlog	2	1,000	(305)	695
Intangible assets, net		$119,831	$(76,574)	$43,257

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cost of SaaS and support	$1,055	$917	$2,110	$2,413
Sales and marketing	1,396	1,467	2,883	2,931
General and administrative	163	122	326	243
Total amortization expense	$2,614	$2,506	$5,319	$5,587

As of December 31, 2023, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remaining 6 months)	$4,890
2025	7,506
2026	5,090
2027	4,925
2028	4,428
2029 and thereafter	6,416
Total remaining amortization	$33,255

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

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$76,665	$—	$—	$76,665
Total financial assets	$76,665	$—	$—	$76,665

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$1,550	$1,550
Liability for contingent consideration, non-current portion	—	—	1,931	1,931
Total financial liabilities	$—	$—	$3,481	$3,481

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration, current portion	$—	$—	$2,364	$2,364
Liability for contingent consideration, non-current portion	—	—	4,317	4,317
Total financial liabilities	$—	$—	$6,681	$6,681

In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The liability was included in other liabilities on the audited consolidated balance sheet as of June 30, 2023. As of December 31, 2023, the fair value of the contingent consideration was re-measured at $3.5 million.

In connection with the acquisition of the Billstream business from Billstream LLC in June 2022, the Company recorded a contingent consideration liability of $4.1 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The fair value of the contingent consideration was remeasured at $2.4 million and was included in other current liabilities on the audited consolidated balance sheet as of June 30, 2023. During the three and six months ended December 31, 2023, the Company paid $1.0 million in full consideration for the remaining contingent consideration.

The fair value of the contingent consideration was initially estimated on the acquisition date using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, have been recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. Gains and losses arising from exchange rate fluctuation on these liabilities not denominated in U.S. dollars have been included in interest and other income (expense), net on the unaudited condensed consolidated statements of operations.

Changes in the fair value of contingent consideration liabilities during the six months ended December 31, 2023 and 2022 were as follows (in thousands):

	Six Months Ended December 31,
	2023	2022
Balance, beginning of period	$6,681	$13,835
Payment of contingent consideration	(985)	(9,299)
Change in fair value of contingent consideration	(2,215)	(232)
Effect of foreign currency exchange rate changes	—	(410)
Balance, end of period	$3,481	$3,894

Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.

Note 6. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Computer equipment and software	$2,698	$2,290
Capitalized internal-use software	20,053	16,978
Furniture and office equipment	2,390	2,433
Leasehold improvements	5,840	5,897
Construction in progress	491	386
Total property and equipment	31,472	27,984
Less: accumulated depreciation and amortization	(14,161)	(11,618)
Property and equipment, net	$17,311	$16,366

Depreciation expense, excluding the amortization of capitalized internal-use software costs, was $0.5 million and $0.4 million for the three months ended December 31, 2023 and 2022, respectively, and was $0.9 million and $0.8 million for the six months ended December 31, 2023 and 2022, respectively.

The Company capitalized $3.1 million and $2.7 million of costs related to software developed for internal use during the six months ended December 31, 2023 and 2022, respectively. Amortization expense related to capitalized internal-use software was $0.9 million and $0.7 million for the three months ended December 31, 2023 and 2022, respectively, and was $1.7 million and $1.3 million for the six months ended December 31, 2023 and 2022, respectively. The net book value of capitalized internal-use software was $11.7 million and $10.3 million as of December 31, 2023 and June 30, 2023, respectively.

Note 7. Leases

The Company leases the majority of its office space in the U.S., U.K., Singapore and Ukraine under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to 5 years.

As part of the Company's continuing assessment of its facilities requirements, during the first half of fiscal year 2023, the Company exited a portion of the leased office space in its headquarters in Palo Alto, California and amended the underlying lease agreement to relieve the Company of certain lease payments. As a result, the Company assessed the right-of-use (“ROU”) asset associated with the leased office space and deemed it to be impaired. The Company also assessed the lease liability in view of the amended lease agreement. The Company recorded a net charge of $1.6 million in connection with the impairment of the related ROU asset and the reassessment of the lease liability, which was included in its unaudited condensed consolidated statements of operations during the six months ended December 31, 2022.

The components of lease costs were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Operating Leases:	2023	2022	2023	2022
Operating lease cost (1)	$1,486	$1,508	$2,986	$3,190
Short-term lease cost	406	188	677	398
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

The weighted-average remaining lease term of the Company's operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	5.8	6.5
Weighted-average discount rate	7.1%	7.1%

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Six Months Ended December 31,
	2023	2022
Cash payments included in the measurement of operating lease liabilities	$3,102	$3,852
ROU assets obtained in exchange for new operating lease liabilities	501	713

Current operating lease liabilities of $4.4 million and $4.7 million were included in other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, respectively.

As of December 31, 2023, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remaining 6 months)	$3,208
2025	4,031
2026	3,431
2027	2,873
2028	3,166
2029 and thereafter	6,486
Total lease payments	23,195
Less: imputed interest	(4,164)
Present value of operating lease liabilities	$19,031

In February 2024, the Company entered into a lease agreement to lease an office space in New York City for a six-year term ending in February 2030. The total undiscounted base rent under this lease is approximately $7.3 million, and the Company will be responsible for the payment of additional rent for its proportionate share of certain operating expenses.

Note 8. Commitments and Contingencies

Other Purchase Commitments

The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. There were no material purchase commitments that were entered into during the six months ended December 31, 2023.

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12-month period to the end of December 2029. As of December 31, 2023, the Company had $101.0 million remaining on this commitment.

Litigation

From time to time, the Company is a party to claims, lawsuits, and proceedings which arise in the ordinary course of business. The Company warrants to its clients that it has all necessary rights and licenses to the intellectual property comprised in its products and services and indemnifies those clients against intellectual property claims with respect to such products and services, so such claims, lawsuits and proceedings might in the future include claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. The Company is not presently a party to any litigation the outcome of which, it believes, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on the business, operating results, or financial condition.

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

In connection with the execution of the Credit Agreement, the Company also entered into a pledge and security agreement (the “Security Agreement”) dated as of October 5, 2021 among the Company, the subsidiary grantors thereto and JPMorgan, as administrative agent for the secured parties. Under the Security Agreement, borrowings under the JPMorgan Credit Facility are secured by a first priority pledge of all of the capital stock and substantially all of the assets (excluding real estate interests) of each subsidiary of the Company and the subsidiary guarantors.

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of December 31, 2023.

As of December 31, 2023 and June 30, 2023, there were no outstanding borrowings under the JPMorgan Credit Facility.

Note 10. Stockholders' Equity and Stock-Based Compensation

Equity Incentive Plans

In June 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”). The 2021 Plan provides for the grant of restricted shares, restricted share units (“RSUs”), performance shares, performance share units (“PSUs”), deferred share units, share options and share appreciation rights. All employees, non-employee directors and selected third-party service providers of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2021 Plan. Eligible employees may purchase the Company’s common stock under the ESPP.

Both the 2021 Plan and ESPP include a provision to increase the share reserves on July 1 of each year through 2031. On July 1, 2023, 4,226,691 and 845,338 shares were added to the 2021 Plan and ESPP, respectively.

As of December 31, 2023, shares of common stock reserved for future issuance were as follows (in thousands):

December 31, 2023
Stock plans:
Outstanding stock options	8,345
Unvested PSUs and RSUs	6,168
Reserved for ESPP	2,820
Reserved for future stock award grants	5,567
Total shares of common stock reserved for issuance	22,900

Stock Awards

The Company has granted time-based and performance-based stock options, RSUs and PSUs, collectively referred to as “Stock Awards.” The Company accounts for stock-based compensation using the fair value method which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize compensation expense over the requisite service or performance period. Awards that contain only service conditions, are generally earned over four years and expensed on a straight-line basis over that term. Compensation expense for awards that contain performance conditions is calculated using the graded vesting method and the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.

Stock Options

Stock options granted generally become exercisable ratably over a four-year period following the date of grant and expire ten years from the date of grant.

Stock option activity under the Company’s equity incentive plans during the six months ended December 31, 2023 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2023	10,137	$10.42	5.5	$319,250
Exercised	(1,641)	10.93
Forfeited	(151)	20.78
Balance as of December 31, 2023	8,345	$10.13	4.8	$232,768
Vested and exercisable as of December 31, 2023	7,919	$9.61	4.7	$225,017
Vested and expected to vest as of December 31, 2023	8,345	$10.13	4.8	$232,768

(1)
Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

There were no stock options granted during the three and six months ended December 31, 2023. The total intrinsic value of stock options exercised and the proceeds from option exercises during the six months ended December 31, 2023 were $43.9 million and $17.9 million, respectively.

PSUs and RSUs

During the three and six months ended December 31, 2023, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.

PSU activity during the six months ended December 31, 2023 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2023	3,645	$23.43
Granted	1,143	39.14
Vested	(1,187)	24.28
Forfeited	(173)	25.94
Balance as of December 31, 2023	3,428	$28.24

RSU activity during the six months ended December 31, 2023 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2023	2,154	$24.46
Granted	1,228	37.17
Vested	(458)	23.92
Forfeited	(184)	27.97
Balance as of December 31, 2023	2,740	$30.01

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Cost of revenues
Cost of SaaS and support	$586	$546	$1,127	$831
Cost of professional services	1,432	1,145	2,765	1,893
Research and development	4,468	4,646	9,114	6,780
Sales and marketing	4,888	6,352	10,227	12,105
General and administrative	5,134	7,579	12,032	14,427
Total stock-based compensation	$16,508	$20,268	$35,265	$36,036

As of December 31, 2023, there was approximately $129.4 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.6 years.

2021 Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period that begins on June 1 and December 1 of each year and each offering period consists of one six-month purchase period.

As of December 31, 2023, total unrecognized compensation cost related to the ESPP was $0.6 million, which will be amortized over a weighted-average vesting term of 0.4 years.

Note 11. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three and six months ended December 31, 2023 and 2022.

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

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(9,213)	$(19,754)	$(24,534)	$(39,808)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	70,521	63,287	69,729	63,076
Net loss per share, basic and diluted	$(0.13)	$(0.31)	$(0.35)	$(0.63)

The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of December 31,
	2023	2022
Outstanding stock options to purchase common stock	8,345	12,153
Unvested PSUs and RSUs	6,168	6,655
Shares issuable under ESPP	10	14
Shares issuable related to acquisition	68	—
Total	14,591	18,822

Note 13. Related Party Transactions

Secondary Offering

In November 2023, the Company completed a secondary offering where certain existing stockholders sold 5,000,000 shares of common stock at a price of $39.01 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with the offering, the Company incurred costs of $0.3 million and $0.6 million in the three and six months ended December 31, 2023, respectively.

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

Annual Recurring Revenues (“ARR”)

ARR represents the annualized recurring value of all active SaaS and on-premise subscription license contracts at the end of a reporting period. Contracts with a term other than one year are annualized by taking the committed contract value for the current period divided by number of days in that period then multiplying by 365. As a metric, ARR mitigates fluctuations in revenue recognition due to certain factors, including contract term and the sales mix of SaaS contracts and subscription licenses. ARR does not have any standardized meaning and may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenues and deferred revenues and is not intended to be combined with or to replace either of those elements of our financial statements. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our clients.

ARR was $365.0 million and $301.3 million as of December 31, 2023 and 2022, respectively, an increase of 21%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $256.1 million and $191.8 million as of December 31, 2023 and 2022, respectively, an increase of 34%, and represented 70% and 64% of ARR as of December 31, 2023 and 2022, respectively.

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We upsold additional seats and cross-sold new solutions to our existing clients such that our trailing twelve months’ net revenue retention rate as of December 31, 2023 was 115%, which is within our expected range of 113% to 117%.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of December 31, 2023, we had over 2,400 clients. No single client represented more than 10% of total revenues for either of the three and six months ended December 31, 2023 and 2022.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of December 31, 2023 and 2022, we had 649 and 561 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 87% and 86% of our total revenues during the six months ended December 31, 2023 and 2022, respectively.

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

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead costs for facilities and IT) and accounted for 13% and 14% of our total revenues during the six months ended December 31, 2023 and 2022, respectively.

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

Cost of SaaS and Support

Our cost of SaaS and support revenues comprises the direct costs to deliver and support our products, including personnel costs, allocated overhead costs for facilities and IT, third-party hosting fees related to cloud services, amortization of capitalized internal-use software costs and amortization of acquired intangible assets.

Cost of Professional Services

Our cost of professional services revenues comprises the personnel-related costs for our professional services employees and contractors responsible for delivering implementation, upgrade and migration services to our clients. This includes personnel costs and allocated overhead costs for facilities and IT. We expect the cost of professional services revenues to increase in absolute dollars as we continue to hire personnel and engage contractors to provide implementation, upgrade and migration services to our growing client base.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income from our cash and cash equivalents, non-cash interest expense related to the amortization of deferred financing costs, realized and unrealized foreign exchange gains and losses resulting from fluctuations in foreign currency exchange rates on monetary assets and liabilities denominated in currencies other than the U.S. dollar.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
	(in thousands, except for percentages)
Revenues:
SaaS and support	$77,109	74%	$61,605	73%	$150,170	73%	$118,418	72%
Subscription license	14,143	14	10,979	13	28,046	14	23,227	14
Total recurring revenues	91,252	88	72,584	86	178,216	87	141,645	86
Professional services	12,681	12	12,108	14	27,292	13	22,585	14
Total revenues	103,933	100	84,692	100	205,508	100	164,230	100
Cost of revenues (1):
SaaS and support	14,416	14	12,456	15	28,829	14	24,854	15
Total cost of recurring revenues	14,416	14	12,456	15	28,829	14	24,854	15
Professional services	16,353	16	14,329	17	33,513	16	27,265	17
Total cost of revenues	30,769	30	26,785	32	62,342	30	52,119	32
Gross profit	73,164	70	57,907	68	143,166	70	112,111	68
Operating expenses (1):
Research and development	27,981	27	23,392	28	56,477	27	43,071	26
Sales and marketing	35,269	34	33,538	40	69,688	34	64,850	39
General and administrative	20,996	20	20,753	25	42,048	20	41,163	25
Lease modification and impairment	—	—	(348)	—	—	—	1,601	1
Total operating expenses	84,246	81	77,335	91	168,213	82	150,685	92
Operating loss	(11,082)	(11)	(19,428)	(23)	(25,047)	(12)	(38,574)	(23)
Interest and other income (expense), net	2,057	2	140	—	1,114	1	(583)	—
Net loss before income taxes	(9,025)	(9)	(19,288)	(23)	(23,933)	(12)	(39,157)	(24)
Income tax expense	(188)	—	(466)	(1)	(601)	—	(651)	—
Net loss	$(9,213)	(9)%	$(19,754)	(23)%	$(24,534)	(12)%	$(39,808)	(24)%

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
Cost of SaaS and support	$586	1%	$546	1%	$1,127	1%	$831	1%
Cost of professional services	1,432	1	1,145	1	2,765	1	1,893	1
Research and development	4,468	4	4,646	5	9,114	4	6,780	4
Sales and marketing	4,888	5	6,352	8	10,227	5	12,105	7
General and administrative	5,134	5	7,579	9	12,032	6	14,427	9
Total stock-based compensation expense	$16,508	16%	$20,268	24%	$35,265	17%	$36,036	22%

Comparison of the Three and Six Months Ended December 31, 2023 and 2022

Revenues

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$77,109	$61,605	$15,504	25%	$150,170	$118,418	$31,752	27%
Subscription license	14,143	10,979	3,164	29%	28,046	23,227	4,819	21%
Total recurring revenues	91,252	72,584	18,668	26%	178,216	141,645	36,571	26%
Professional services	12,681	12,108	573	5%	27,292	22,585	4,707	21%
Total revenues	$103,933	$84,692	$19,241	23%	$205,508	$164,230	$41,278	25%

Recurring Revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $18.7 million, or 26%, and $36.6 million, or 26%, respectively, in the three and six months ended December 31, 2023 compared to the same periods in the prior year.

Our SaaS and support revenues grew $15.5 million, or 25%, and $31.8 million, or 27%, respectively, in the three and six months ended December 31, 2023 compared to the same periods in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues increased by $3.2 million, or 29%, and $4.8 million, or 21%, respectively, in the three and six months ended December 31, 2023 compared to the same periods in the prior year, reflecting larger multi-year renewals, as well as annual renewals on multi-year contracts upon expiration of their initial term and CPI-based price increases on annual renewals.

Professional Services

Professional services revenues increased by $0.6 million, or 5%, and $4.7 million, or 21%, respectively, for the three and six months ended December 31, 2023 compared to the same periods in the prior year. This reflects a continuation in demand for implementation, upgrade and migration services consistent with our revenue growth.

Cost of Revenues and Gross Profit

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$14,416	$12,456	$1,960	16%	$28,829	$24,854	$3,975	16%
Total cost of recurring revenues	14,416	12,456	1,960	16%	28,829	24,854	3,975	16%
Professional services	16,353	14,329	2,024	14%	33,513	27,265	6,248	23%
Total cost of revenues	30,769	26,785	3,984	15%	62,342	52,119	10,223	20%

Gross profit:
SaaS and support	62,693	49,149	13,544	28%	121,341	93,564	27,777	30%
Subscription license	14,143	10,979	3,164	29%	28,046	23,227	4,819	21%
Total gross profit - recurring revenues	76,836	60,128	16,708	28%	149,387	116,791	32,596	28%
Professional services	(3,672)	(2,221)	(1,451)	65%	(6,221)	(4,680)	(1,541)	33%
Gross profit	$73,164	$57,907	$15,257	26%	$143,166	$112,111	$31,055	28%

Cost of SaaS and Support

Cost of SaaS and support revenues increased by $2.0 million, or 16%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase can be attributed primarily to an increase in cloud hosting costs of $1.1 million.

Cost of SaaS and support revenues increased by $4.0 million or 16%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The increase can be attributed primarily to an increase in personnel-related costs of $1.3 million (which reflects a benefit of $2.7 million in the six months ended December 31, 2023 resulting from an operational and organizational realignment that reclassified expenses from cost of SaaS and support to research and development), and an increase in cloud hosting costs of $2.5 million.

Cost of Professional Services

Cost of professional services revenues increased by $2.0 million, or 14%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily due to an increase in personnel-related costs of $1.7 million resulting from annual salary increases and increased headcount.

Cost of professional services revenues increased by $6.2 million, or 23%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022, primarily due to an increase in personnel-related costs of $4.6 million resulting from annual salary increases and increased headcount, and sub-contractor costs of $1.5 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross Profit

Gross profit increased by $15.3 million, or 26%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Of this increase, $13.5 million was attributable to growth in SaaS and support revenues and the reduction in SaaS and support costs resulting from the operational and organizational realignment of part of the development operations team to research and development. The improvement in gross profit was also attributable to the increase in subscription license revenue which contributed $3.2 million, offset by an increase of $1.4 million in losses on professional services.

Gross profit increased by $31.1 million, or 28%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. Of this increase, $27.8 million was attributable to growth in SaaS and support revenues and the reduction in SaaS and support costs resulting from the operational and organizational realignment of part of the development operations team to research and development. The improvement in gross profit was also attributable to the increase in subscription license revenue which contributed $4.8 million, offset by an increase of $1.5 million in losses on professional services.

Operating Expenses

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$27,981	$23,392	$4,589	20%	$56,477	$43,071	$13,406	31%
Sales and marketing	35,269	33,538	1,731	5%	69,688	64,850	4,838	7%
General and administrative	20,996	20,753	243	1%	42,048	41,163	885	2%
Lease modification and impairment	—	(348)	348	*	—	1,601	(1,601)	*
Total operating expenses	$84,246	$77,335	$6,911	9%	$168,213	$150,685	$17,528	12%

*Not meaningful

Research and Development

Research and development expenses increased by $4.6 million, or 20%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Personnel-related costs increased by $2.9 million due to annual salary increases and increased headcount ($1.4 million of which was due to the operational and organizational realignment of part of the development operations team to research and development). Contractor costs increased by $1.1 million as we increased contract resources to support on-going development of our cloud offerings. Cloud hosting costs and allocated overhead costs increased by $0.7 million.

Research and development expenses increased by $13.4 million, or 31%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. Personnel-related costs increased by $6.7 million due to annual salary increases and increased headcount ($2.7 million of which was due to the operational and organizational realignment of part of the development operations team to research and development). Contractor costs increased by $2.6 million as we increased contract resources to support on-going development of our cloud offerings. Stock-based compensation expense increased by $2.3 million, primarily due to an increase in stock awards granted combined with an increase in the grant date fair value of such awards and reversal of stock-based compensation expense on forfeitures of unvested performance stock awards in the same period in the prior year. Cloud hosting costs and allocated overhead costs increased by $1.6 million.

Sales and Marketing

Sales and marketing expenses increased by $1.7 million, or 5%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Personnel-related costs increased by $2.2 million primarily due to annual salary increases and increased headcount. Marketing expenses increased by $0.8 million largely due to increases in marketing events and travel related expenses. These increases were partially offset by a decrease of $1.5 million in stock-based compensation expense primarily due to a change in estimates on the timing of achieving performance milestones for performance stock awards.

Sales and marketing expenses increased by $4.8 million, or 7%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. Personnel-related costs increased by $4.3 million due to annual salary increases and increased headcount. Marketing expenses increased by $1.7 million largely due to increases in marketing events and travel related expenses. These increases were partially offset by a decrease of $1.9 million in stock-based compensation expense primarily due to a change in estimates on the timing of achieving performance milestones for performance stock awards.

General and Administrative

General and administrative expenses increased by $0.2 million, or 1%, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This was primarily driven by an increase of $1.8 million in third-party professional fees and an increase of $1.2 million in personnel-related costs primarily due to annual salary increases and increased headcount. These increases were partially offset by a decrease of $2.4 million in stock-based compensation expense primarily due to the reversal on forfeitures of unvested performance stock awards and a decrease of $0.6 million from change in fair value of contingent consideration related to prior acquisitions.

General and administrative expenses increased by $0.9 million, or 2%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. This was primarily driven by an increase of $3.2 million in personnel-related costs primarily due to annual salary increases and increased headcount, an increase of $2.6 million in third-party professional fees and an increase of $0.6 million in bad debt expense. These increases were partially offset by a decrease of $2.4 million in stock-based compensation expense primarily due to the reversal on forfeitures of unvested performance stock awards, a decrease of $2.0 million from change in fair value of contingent consideration related to prior acquisitions and an increase of $1.3 million in costs allocated to other functions due to increased headcount in other departments.

Lease modification and impairment

Lease modification and impairment net benefit of $0.3 million during the three months ended December 31, 2022 was related to a benefit arising from an amendment to an underlying lease agreement regarding the early exit of leased office space which resulted in a reduction in the related lease payment obligation.

Lease modification and impairment net charge of $1.6 million during the six months ended December 31, 2022 related to accelerated amortization expense associated with a right-of-use leased asset on the early exit of a leased office space, offset by a benefit arising from an amendment to an underlying lease agreement which resulted in a reduction in the related lease payment obligation.

Interest and Other Income (Expense), Net

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Interest and other income (expense), net	$2,057	$140	$1,917	1,369%	$1,114	$(583)	$1,697	(291)%

The change in interest and other income (expense), net, was primarily due to interest income on our cash held in money market funds, offset by the impact of fluctuations in foreign currency rates on our monetary asset and liability balances denominated in currencies other than the U.S. dollar, primarily British pounds.

Income Tax Expense

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in thousands, except for percentages)
Income tax expense	$(188)	$(466)	$278	(60)%	$(601)	$(651)	$50	(8)%

Income tax expense was $0.2 million and $0.6 million for the three and six months ended December 31, 2023, respectively, compared to an income tax expense of $0.5 million and $0.7 million recorded during the three and six months ended December 31, 2022, respectively. Our income tax expense during the three and six months ended December 31, 2023 and 2022 was primarily attributable to income tax expense in a number of U.S. state jurisdictions and foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had cash, cash equivalents and restricted cash of $166.6 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash, cash equivalents and restricted cash as of December 31, 2023, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of December 31, 2023, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 9 to our unaudited condensed consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Six Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$23,647	$13,347
Net cash used in investing activities	(4,807)	(4,395)
Net cash provided by (used in) financing activities	16,329	(10,342)
Effect of foreign currency exchange rate changes on cash and cash equivalents	203	(351)
Net increase (decrease) in cash, cash equivalents and restricted cash	$35,372	$(1,741)

Operating Activities

During the six months ended December 31, 2023, net cash provided by operating activities was $23.6 million, as our operating loss of $24.5 million was reduced by $48.1 million of adjustments. These adjustments consisted of $44.4 million of non-cash charges (principally comprising stock-based compensation and depreciation and amortization expense), and net cash inflow of $3.7 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $12.6 million due to the timing of billing and collections on our outstanding receivables and an increase in deferred revenue of $4.8 million due to the timing of invoicing to our clients, offset by an increase in unbilled receivables of $5.8 million, a decrease in operating lease liabilities of $2.3 million due to lease payments, an increase in prepaid expenses and other assets of $1.8 million, a decrease in accounts payable and accrued liabilities of $1.5 million primarily due to payments for annual bonuses and timing of payments, a decrease in other liabilities of $1.2 million and an increase in deferred commissions of $1.1 million due to increased sales.

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

During the six months ended December 31, 2023, net cash used in investing activities was $4.8 million, consisting of capitalized internal-use software costs of $3.5 million and capital expenditures of $1.3 million on property and equipment largely of computer software and development costs.

During the six months ended December 31, 2022, net cash used in investing activities was $4.4 million, consisting of capital expenditures of $1.7 million on property and equipment largely of computer equipment and leasehold improvements to our London office in the U.K., and capitalized internal-use software costs of $2.7 million.

Financing Activities

During the six months ended December 31, 2023, net cash provided by financing activities was $16.3 million, primarily comprised of $17.9 million of proceeds from stock option exercises and $1.7 million of proceeds from employee stock purchase plan, offset by $2.6 million of payments for the final contingent consideration and cash holdback related to prior acquisitions and $0.7 million of payments related to deferred offering costs in connection with our follow-on public offering.

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

In February 2024, we entered into a lease agreement to lease an office space in New York City for a six-year term ending in February 2030. The total undiscounted base rent under this lease is approximately $7.3 million, and we will be responsible for the payment of additional rent for our proportionate share of certain operating expenses.

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

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
GAAP gross profit	$73,164	$57,907	$143,166	$112,111
Adjusted to exclude the following:
Stock-based compensation	2,018	1,691	3,892	2,724
Amortization of intangible assets	1,055	917	2,110	2,413
Non-GAAP gross profit	$76,237	$60,515	$149,168	$117,248

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Total recurring revenues	$91,252	$72,584	$178,216	$141,645
Total cost of recurring revenues	14,416	12,456	28,829	24,854
Recurring gross profit	76,836	60,128	149,387	116,791
Adjusted to exclude the following:
Stock-based compensation	586	546	1,127	831
Amortization of intangible assets	1,055	917	2,110	2,413
Non-GAAP recurring gross profit	$78,477	$61,591	$152,624	$120,035

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

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
GAAP operating loss	$(11,082)	$(19,428)	$(25,047)	$(38,574)
Adjusted to exclude the following:
Stock-based compensation	16,508	20,268	35,265	36,036
Amortization of intangible assets	2,614	2,506	5,319	5,587
Lease modification and impairment	—	(348)	—	1,601
Change in fair value of contingent consideration	(784)	(232)	(2,215)	(232)
Transaction costs (1)	350	42	678	201
Non-GAAP operating profit	$7,606	$2,808	$14,000	$4,619

(1)
Consists of acquisition-related transaction costs and costs related to certain non-capitalized offering-related expenses.

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate based on either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of December 31, 2023.

As of December 31, 2023, no amounts have been borrowed under the JPMorgan Credit Facility.

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

On December 31, 2023, the last day of the second fiscal quarter in 2024, the market value of common stock held by non-affiliates exceeded $700 million. Accordingly, the Company will be deemed a large accelerated filer as of June 30, 2024. As such, the Company will no longer (i) qualify as an emerging growth company, (ii) be able to take advantage of the extended timeline to comply with new or revised accounting standards applicable to public companies beginning with the Annual Report on Form 10-K for the year ending June 30, 2024 and (iii) be exempt from providing an auditor's attestation report on internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

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

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three and six months ended December 31, 2023 and 2022. Clients representing in excess of 10% of our accounts receivable balance at December 31, 2023 and June 30, 2023 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

As of December 31, 2023, we had cash and cash equivalents of $166.4 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.

As of December 31, 2023, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

Ralph Baxter, a member of the Company’s Board of Directors, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on November 27, 2023, which has an end date of February 26, 2025. Mr. Baxter’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 160,000 shares of Intapp common stock. Michele Murgel, the Company’s Chief People and Places Officer, entered into a Rule 10b5-1 Plan on December 13, 2023. Ms. Murgel’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 28,133 shares of Intapp common stock and the potential sale of the net shares that Ms. Murgel will receive from the vesting of outstanding awards of performance stock units granted prior to the adoption of her current Rule 10b5-1 Plan until the plan’s end date on August 15, 2024. Thad Jampol, the Company’s Co-founder and Chief Product Officer, entered into a Rule 10b5-1 Plan on December 13, 2023, which has an end date of April 1, 2025. Mr. Jampol’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 440,000 shares of Intapp common stock.

Kalyani Tandon, the Company’s Chief Accounting Officer until December 8, 2023, terminated a Rule 10b5-1 Plan on November 13, 2023. Ms. Tandon’s Rule 10b5-1 Plan, entered into on June 15, 2023, provided for the potential exercise of stock options and the associated sale of up to 105,000 shares of Intapp common stock and the potential sale of 50% of the net shares that Ms. Tandon would receive from the vesting of outstanding awards of performance stock units granted prior to the adoption of her Rule 10b5-1 Plan until the plan’s end date on August 31, 2024.

Item 6. Exhibits

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

10.1+	Strategic Advisor Agreement between the Company and Stephen Robertson, dated December 29, 2023.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Intapp, Inc.

Date: February 8, 2024	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2024	By:	/s/ David Morton
David Morton
Chief Financial Officer (Principal Financial Officer)