Form 10-Q
period 2024-03-31
Intapp, Inc.
filed 2024-05-09
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 73,430,522 shares of common stock, $0.001 par value per share, outstanding.

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

•

the effect of global events on the United States (“U.S.”) and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;

•	our ability to prevent and respond to data breaches, unauthorized access to client data or other disruptions of our solutions;

•

our ability to effectively manage U.S. and global market and economic conditions, including inflationary pressures, economic and market downturns and volatility in the financial services industry, particularly adverse to our targeted industries;

•	the length and variability of our sales cycle;

•	our ability to attract and retain clients;

•	our ability to attract and retain talent;

•	our ability to compete in highly competitive markets, including artificial intelligence (“AI”) products;

•	our ability to manage additional complexity, burdens, and volatility in connection with our international sales and operations;

•	the successful assimilation or integration of the businesses, technologies, services, products, personnel or operations of acquired companies;

•	our ability to incur indebtedness in the future and the effect of conditions in credit markets;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs; and

•	our ability to maintain, protect, and enhance our intellectual property rights.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$187,426	$130,377
Restricted cash	200	808
Accounts receivable, net of allowance of $1,702 and $994 as of March 31, 2024 and June 30, 2023, respectively	80,420	92,973
Unbilled receivables, net	16,465	10,661
Other receivables, net	2,136	878
Prepaid expenses	8,437	7,335
Deferred commissions, current	13,057	11,807
Total current assets	308,141	254,839
Property and equipment, net	18,282	16,366
Operating lease right-of-use assets	22,211	17,180
Goodwill	278,883	278,890
Intangible assets, net	35,323	43,257
Deferred commissions, noncurrent	17,043	16,529
Other assets	4,319	1,846
Total assets	$684,202	$628,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,359	$6,018
Accrued compensation	35,970	39,761
Accrued expenses	11,423	11,626
Deferred revenue, net	195,502	191,042
Other current liabilities	12,880	10,902
Total current liabilities	271,134	259,349
Deferred tax liabilities	1,098	1,422
Deferred revenue, noncurrent	1,828	1,355
Operating lease liabilities, noncurrent	20,395	16,195
Other liabilities	3,775	9,378
Total liabilities	298,230	287,699
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding as of March 31, 2024 and June 30, 2023, respectively	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 73,386 and 68,574 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	73	69
Additional paid-in capital	873,834	797,639
Accumulated other comprehensive loss	(1,350)	(1,339)
Accumulated deficit	(486,585)	(455,161)
Total stockholders’ equity	385,972	341,208
Total liabilities and stockholders’ equity	$684,202	$628,907

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenues
SaaS and support	$80,817	$66,051	$230,987	$184,469
Subscription license	16,520	13,577	44,566	36,804
Total recurring revenues	97,337	79,628	275,553	221,273
Professional services	13,302	12,396	40,594	34,981
Total revenues	110,639	92,024	316,147	256,254
Cost of revenues
SaaS and support	14,902	13,644	43,731	38,498
Total cost of recurring revenues	14,902	13,644	43,731	38,498
Professional services	15,679	14,846	49,192	42,111
Total cost of revenues	30,581	28,490	92,923	80,609
Gross profit	80,058	63,534	223,224	175,645
Operating expenses:
Research and development	27,319	25,281	83,796	68,352
Sales and marketing	35,256	34,946	104,944	99,796
General and administrative	24,929	21,552	66,977	62,715
Lease modification and impairment	—	—	—	1,601
Total operating expenses	87,504	81,779	255,717	232,464
Operating loss	(7,446)	(18,245)	(32,493)	(56,819)
Interest and other income (expense), net	758	(253)	1,872	(836)
Net loss before income taxes	(6,688)	(18,498)	(30,621)	(57,655)
Income tax benefit (expense)	(202)	351	(803)	(300)
Net loss	$(6,890)	$(18,147)	$(31,424)	$(57,955)
Net loss per share, basic and diluted	$(0.09)	$(0.28)	$(0.44)	$(0.91)
Weighted-average shares used to compute net loss per share, basic and diluted	72,634	64,327	70,690	63,487

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(6,890)	$(18,147)	$(31,424)	$(57,955)
Other comprehensive income (loss):
Foreign currency translation adjustments	(72)	180	(11)	153
Other comprehensive income (loss):	(72)	180	(11)	153
Comprehensive loss	$(6,962)	$(17,967)	$(31,435)	$(57,802)

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	71,941	$72	$852,558	$(1,278)	$(479,695)	$371,657
Issuance of common stock upon exercise of stock options	882	—	7,251	—	—	7,251
Vesting of performance stock units and restricted stock units	563	1	(1)	—	—	—
Stock-based compensation	—	—	14,026	—	—	14,026
Foreign currency translation adjustments	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(6,890)	(6,890)
Balance as of March 31, 2024	73,386	$73	$873,834	$(1,350)	$(486,585)	$385,972

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	63,651	$64	$680,035	$(1,699)	$(425,544)	$252,856
Issuance of common stock upon exercise of stock options	1,108	1	11,246	—	—	11,247
Vesting of performance stock units and restricted stock units	462	—	—	—	—	—
Stock-based compensation	—	—	18,759	—	—	18,759
Foreign currency translation adjustments	—	—	—	180	—	180
Net loss	—	—	—	—	(18,147)	(18,147)
Balance as of March 31, 2023	65,221	$65	$710,040	$(1,519)	$(443,691)	$264,895

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2024
	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	68,574	$69	$797,639	$(1,339)	$(455,161)	$341,208
Issuance of common stock upon exercise of stock options	2,523	2	25,185	—	—	25,187
Vesting of performance stock units and restricted stock units	2,208	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	81	—	1,725	—	—	1,725
Stock-based compensation	—	—	49,291	—	—	49,291
Issuance of common stock upon follow-on offering, net of offering costs of $1,569	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(31,424)	(31,424)
Balance as of March 31, 2024	73,386	$73	$873,834	$(1,350)	$(486,585)	$385,972

	Nine Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2022	62,739	$63	$643,227	$(1,672)	$(385,736)	$255,882
Issuance of common stock upon exercise of stock options	1,531	2	15,725	—	—	15,727
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	885	—	(4,948)	—	—	(4,948)
Issuance of common stock under employee stock purchase plan	66	—	1,241	—	—	1,241
Stock-based compensation	—	—	54,795	—	—	54,795
Foreign currency translation adjustments	—	—	—	153	—	153
Net loss	—	—	—	—	(57,955)	(57,955)
Balance as of March 31, 2023	65,221	$65	$710,040	$(1,519)	$(443,691)	$264,895

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(31,424)	$(57,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,006	11,406
Amortization of operating lease right-of-use assets	3,522	3,510
Accounts receivable allowances	2,795	1,402
Stock-based compensation	49,291	54,795
Lease modification and impairment	—	1,601
Change in fair value of contingent consideration	(1,725)	(873)
Deferred income taxes	(324)	(452)
Other	115	115
Changes in operating assets and liabilities:
Accounts receivable	10,101	(2,370)
Unbilled receivables, current	(5,804)	(5,879)
Prepaid expenses and other assets	(4,135)	214
Deferred commissions	(1,764)	(2,116)
Accounts payable and accrued liabilities	6,266	(5,472)
Deferred revenue, net	4,933	22,257
Operating lease liabilities	(3,483)	(4,594)
Other liabilities	(218)	1,245
Net cash provided by operating activities	40,152	16,834
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,728)	(2,054)
Capitalized internal-use software costs	(5,217)	(3,876)
Investment in note receivable	—	(500)
Net cash used in investing activities	(6,945)	(6,430)
Cash Flows from Financing Activities:
Payments for deferred offering costs	(781)	(57)
Proceeds from stock option exercises	25,187	15,727
Proceeds from employee stock purchase plan	1,725	1,241
Payments related to tax withholding for vested equity awards	—	(4,948)
Payments of deferred contingent consideration and holdback associated with acquisitions	(2,551)	(22,290)
Net cash provided by (used in) financing activities	23,580	(10,327)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(346)	(422)
Net increase (decrease) in cash, cash equivalents and restricted cash	56,441	(345)
Cash, cash equivalents and restricted cash - beginning of period	131,185	54,311
Cash, cash equivalents and restricted cash - end of period	$187,626	$53,966
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$187,426	$53,159
Restricted cash	200	807
Total cash, cash equivalents and restricted cash	$187,626	$53,966
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1	$2
Cash paid for income taxes, net of tax refunds	$1,715	$1,570
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$402	$186
Changes in capitalized internal-use software costs in accounts payable and accrued liabilities	$(378)	$412
Changes in deferred offering costs in accounts payable and accrued liabilities	$(776)	$11

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Intapp, Inc. (“Intapp” or the “Company”) is a leading global provider of AI-powered solutions for professionals at advisory, capital markets and legal firms. Intapp is a holding company and conducts its operations through its wholly-owned subsidiary, Integration Appliance, Inc. Intapp software helps professionals unlock their teams’ knowledge, relationships, and operational insights to increase value for their firms. Using the power of Applied AI, Intapp makes firm and market intelligence easy to find, understand, and use. With Intapp’s portfolio of vertical SaaS solutions, professionals can apply their collective expertise to make smarter decisions, manage risk, and increase competitive advantage. The world’s top firms — across accounting, consulting, investment banking, legal, private capital, and real assets — trust Intapp’s industry-specific platform and solutions to modernize and drive new growth. The Company serves clients primarily in the U.S. and the United Kingdom (“U.K.”). References to “the Company,” “us,” “we,” or “our” in these unaudited condensed consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.

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

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Our revenue recognition policy is included below due to its significance to our financial statements. Except for the accounting policies for cash equivalents and allowance for expected credit losses described below, there have been no material changes to the significant accounting policies during the three and nine months ended March 31, 2024.

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

Performance obligations satisfied at a point in time

Subscription licenses

The Company has concluded that its sale of term licenses to clients (“subscription licenses”) provides the client with the right to functional intellectual property and are distinct performance obligations from which the client can benefit on a stand-alone basis. The transaction price allocated to subscription license arrangements is recognized as revenues at a point in time when control is transferred to the client, which generally occurs at the time of delivery or upon commencement of the renewal term. Subscription license fees are generally payable in advance on an annual basis over the term of the license arrangement, which is typically non-cancelable.

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

The Company’s subscription license sales include non-cancelable support which entitle clients to receive technical support and software updates, on a when and if available basis, during the term of the subscription license agreement. Technical support and software updates are considered distinct from the related subscription licenses but accounted for as a single stand ready performance obligation as they each constitute a series of distinct services that are substantially the same and have the same pattern of transfer to the client. The transaction price allocated to support is recognized as revenue over time on a straight-line basis over the term of the support contract which corresponds to the underlying subscription license agreement. Consideration for support services is typically billed in advance on an annual basis. In some instances, the client may purchase premium support services which are generally priced as a percentage of the associated subscription license.

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
•
Contract costs consist principally of client acquisition costs (sales commissions). The Company classifies deferred commissions as current or noncurrent on our unaudited condensed consolidated balance sheets based on the timing of when the Company expects to recognize the expense.
•
Deferred revenue, net represents amounts that have been invoiced to the client for which the Company has the right to invoice, but that have not been recognized as revenues because the related products or services have not been transferred to the client. Deferred revenue that will be realized within twelve months of the balance sheet date is classified as current. The remaining deferred revenue is presented as noncurrent. Under ASC 606, these balances represent contract liabilities.

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

Cash and Cash Equivalents

All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds. The fair value of money market funds held was $77.7 million as of March 31, 2024. There were no cash equivalents as of June 30, 2023.

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

Concentrations of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with multiple high credit quality financial institutions. The Company is exposed to credit risk for cash held in financial institutions to the extent that such amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any such losses.

No client individually accounted for 10% or more of the Company’s revenues for either of the three and nine months ended March 31, 2024 and 2023. As of March 31, 2024, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2023, one client individually accounted for 15% of the Company’s total accounts receivable.

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

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
U.S.	$73,759	$64,666	$216,777	$178,205
U.K.	17,299	13,506	45,854	40,029
Rest of the world	19,581	13,852	53,516	38,020
Total	$110,639	$92,024	$316,147	$256,254

No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three and nine months ended March 31, 2024 and 2023.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	March 31, 2024	June 30, 2023
Unbilled accounts receivable, net(1)	$16,465	$10,765
Deferred revenue, net	197,330	192,397

(1)
The long-term portion of $104 as of June 30, 2023 is included in other assets on the unaudited condensed consolidated balance sheets.

There was no allowance for credit losses associated with unbilled receivables as of March 31, 2024 and June 30, 2023. During the nine months ended March 31, 2024, the Company recognized $176.4 million in revenue pertaining to deferred revenue as of June 30, 2023.

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

As of March 31, 2024, approximately $467.9 million of revenues is expected to be recognized from remaining performance obligations with approximately 59% over the next 12 months and the remainder thereafter.

Note 4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Nine Months Ended March 31,
	2024	2023
Balance, beginning of period	$278,890	$269,103
Purchase price adjustment	—	784
Foreign currency translation adjustment	(7)	156
Balance, end of period	$278,883	$270,043

During the nine months ended March 31, 2023, the Company recognized a purchase price adjustment of $0.8 million related to the Billstream business acquisition from Billstream LLC (“Billstream”) that occurred in June 2022, which increased goodwill and deferred consideration.

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	March 31, 2024
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(27,849)	$21,051
Non-compete agreements	3 to 5	4,907	(3,872)	1,035
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,668)	2,154
Core technology	4 to 6	52,519	(46,440)	6,079
Backlog	2	1,000	(679)	321
Intangible assets, net		$119,831	$(84,508)	$35,323

	June 30, 2023
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(24,341)	$24,559
Non-compete agreements	3 to 5	4,907	(3,383)	1,524
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,270)	2,552
Core technology	4 to 6	52,519	(43,275)	9,244
Backlog	2	1,000	(305)	695
Intangible assets, net		$119,831	$(76,574)	$43,257

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cost of SaaS and support	$1,054	$918	$3,164	$3,331
Sales and marketing	1,398	1,467	4,281	4,398
General and administrative	163	120	489	363
Total amortization expense	$2,615	$2,505	$7,934	$8,092

As of March 31, 2024, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remaining 3 months)	$2,275
2025	7,506
2026	5,090
2027	4,925
2028	4,428
2029 and thereafter	6,416
Total remaining amortization	$30,640

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

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$77,665	$—	$—	$77,665
Total financial assets	$77,665	$—	$—	$77,665

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$3,971	$3,971
Total financial liabilities	$—	$—	$3,971	$3,971

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$2,364	$2,364
Liability for contingent consideration, non-current portion	—	—	4,317	4,317
Total financial liabilities	$—	$—	$6,681	$6,681

In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The liability was included in other liabilities on the audited consolidated balance sheet as of June 30, 2023. The fair value of the contingent consideration was re-measured at $4.0 million and was included in other current liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2024.

In connection with the acquisition of Billstream, the Company recorded a contingent consideration liability of $4.1 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The fair value of the contingent consideration was re-measured at $2.4 million and was included in other current liabilities on the audited consolidated balance sheet as of June 30, 2023. During the nine months ended March 31, 2024, the Company paid $1.0 million in full consideration for the remaining contingent consideration.

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

Changes in the fair value of contingent consideration liabilities were as follows (in thousands):

	Nine Months Ended March 31,
	2024	2023
Balance, beginning of period	$6,681	$13,835
Payment of contingent consideration	(985)	(9,299)
Change in fair value of contingent consideration	(1,725)	(873)
Effect of foreign currency exchange rate changes	—	(410)
Balance, end of period	$3,971	$3,253

Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.

Note 6. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Computer equipment and software	$3,420	$2,290
Capitalized internal-use software	21,817	16,978
Furniture and office equipment	2,517	2,433
Leasehold improvements	5,980	5,897
Construction in progress	117	386
Total property and equipment	33,851	27,984
Less: accumulated depreciation and amortization	(15,569)	(11,618)
Property and equipment, net	$18,282	$16,366

Depreciation expense, excluding the amortization of capitalized internal-use software costs, was $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, and was $1.5 million and $1.2 million for the nine months ended March 31, 2024 and 2023, respectively.

The Company capitalized $4.9 million and $4.3 million of costs related to software developed for internal use during the nine months ended March 31, 2024 and 2023, respectively. Amortization expense related to capitalized internal-use software was $0.9 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, and was $2.6 million and $2.1 million for the nine months ended March 31, 2024 and 2023, respectively. The net book value of capitalized internal-use software was $12.6 million and $10.3 million as of March 31, 2024 and June 30, 2023, respectively.

Note 7. Leases

The Company leases the majority of its office space in the U.S., U.K., Singapore and Ukraine under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to 5 years.

As part of the Company’s continuing assessment of its facilities requirements, during the nine months ended March 31, 2023, the Company exited a portion of the leased office space in its headquarters in Palo Alto, California and amended the underlying lease agreement to relieve the Company of certain lease payments. As a result, the Company assessed the right-of-use (“ROU”) asset associated with the leased office space and deemed it to be impaired. The Company also assessed the lease liability in view of the amended lease agreement. The Company recorded a net charge of $1.6 million in connection with the impairment of the related ROU asset and the reassessment of the lease liability, which was included in its unaudited condensed consolidated statements of operations during the nine months ended March 31, 2023.

In February 2024, the Company entered into a lease agreement to lease an office space in New York, New York for a six-year term ending in February 2030. The total undiscounted base rent under this lease is approximately $7.3 million, and the Company will be responsible for the payment of additional rent for its proportionate share of certain operating expenses. Additionally, the Company amended its lease agreement in Palo Alto, California for an additional 12 months through August 2025. The Company accounted for the lease extension as a lease modification and recorded an adjustment of $2.2 million to the ROU asset and lease liability on the unaudited consolidated balance sheet as of March 31, 2024.

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Operating Leases:	2024	2023	2024	2023
Operating lease cost (1)	$1,634	$1,462	$4,620	$4,652
Short-term lease cost	427	198	1,104	596
(1)
Amount excluded a net charge of $1.6 million related to lease modification and impairment for the nine months ended March 31, 2023 as described above.

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (in years)	5.5	6.5
Weighted-average discount rate	7.2%	7.1%

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Nine Months Ended March 31,
	2024	2023
Cash payments included in the measurement of operating lease liabilities	$4,579	$5,777
ROU assets obtained in exchange for new operating lease liabilities	8,536	713

Current operating lease liabilities of $5.6 million and $4.7 million were included in other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023, respectively.

As of March 31, 2024, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2024 (remaining 3 months)	$1,726
2025	7,272
2026	5,141
2027	4,191
2028	4,482
2029 and thereafter	8,562
Total lease payments	31,374
Less: imputed interest	(5,413)
Present value of operating lease liabilities	$25,961

Note 8. Commitments and Contingencies

Other Purchase Commitments

The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. There were no material purchase commitments that were entered into during the nine months ended March 31, 2024.

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12-month period to the end of December 2029. As of March 31, 2024, the Company had $98.5 million remaining on this commitment.

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

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of March 31, 2024.

As of March 31, 2024 and June 30, 2023, there were no outstanding borrowings under the JPMorgan Credit Facility.

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

As of March 31, 2024, shares of common stock reserved for future issuance were as follows (in thousands):

March 31, 2024
Stock plans:
Outstanding stock options	7,454
Unvested PSUs and RSUs	5,413
Reserved for ESPP	2,820
Reserved for future stock award grants	5,762
Total shares of common stock reserved for issuance	21,449

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

Stock option activity under the Company’s equity incentive plans during the nine months ended March 31, 2024 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2023	10,137	$10.42	5.5	$319,250
Exercised	(2,523)	9.98
Forfeited	(160)	20.74
Balance as of March 31, 2024	7,454	$10.34	4.6	$178,605
Vested and exercisable as of March 31, 2024	7,129	$9.89	4.5	$174,064
Vested and expected to vest as of March 31, 2024	7,454	$10.34	4.6	$178,605

(1)
Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

There were no stock options granted during the nine months ended March 31, 2024. The total intrinsic value of stock options exercised and the proceeds from option exercises during the nine months ended March 31, 2024 were $71.7 million and $25.2 million, respectively.

PSUs and RSUs

During the nine months ended March 31, 2024, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.

PSU activity during the nine months ended March 31, 2024 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2023	3,645	$23.43
Granted	1,167	39.18
Vested	(1,549)	24.57
Forfeited	(399)	26.00
Balance as of March 31, 2024	2,864	$28.86

RSU activity during the nine months ended March 31, 2024 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2023	2,154	$24.46
Granted	1,338	37.40
Vested	(664)	24.88
Forfeited	(279)	29.09
Balance as of March 31, 2024	2,549	$30.64

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Cost of revenues
Cost of SaaS and support	$620	$486	$1,747	$1,317
Cost of professional services	1,336	1,038	4,101	2,931
Research and development	2,509	4,571	11,623	11,351
Sales and marketing	4,207	6,029	14,434	18,134
General and administrative	5,354	6,635	17,386	21,062
Total stock-based compensation	$14,026	$18,759	$49,291	$54,795

As of March 31, 2024, there was approximately $108.9 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.4 years.

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

As of March 31, 2024, total unrecognized compensation cost related to the ESPP was $0.2 million, which will be amortized over a weighted-average vesting term of 0.2 years.

Note 11. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three and nine months ended March 31, 2024 and 2023.

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

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(6,890)	$(18,147)	$(31,424)	$(57,955)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	72,634	64,327	70,690	63,487
Net loss per share, basic and diluted	$(0.09)	$(0.28)	$(0.44)	$(0.91)

The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of March 31,
	2024	2023
Outstanding stock options to purchase common stock	7,454	10,942
Unvested PSUs and RSUs	5,413	6,335
Shares issuable under ESPP	43	52
Shares issuable related to acquisition	68	—
Total	12,978	17,329

Note 13. Related Party Transactions

Secondary Offerings

In November 2023, the Company completed a secondary offering in which certain existing stockholders sold 5,000,000 shares of common stock at a price of $39.01 per share. In March 2024, the Company completed a separate secondary offering in which certain existing stockholders sold 7,000,000 shares of common stock at a price of $36.27 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with these offerings, the Company incurred costs of $0.5 million and $1.1 million in the three and nine months ended March 31, 2024, respectively, which was recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 14. Subsequent Event

In February 2024, the Company entered into an agreement to acquire all outstanding shares of delphai GmbH (“delphai”) for initial cash consideration of $13.3 million plus a cash holdback of $1.7 million. delphai is a company based in Berlin, Germany and specializes in applied AI for firmographic data automation, structuring and intelligence. The transaction was consummated in April 2024 and is expected to be accounted for as a business combination.

In April 2024, the Company entered into an agreement to acquire all outstanding shares of Transform Data International B.V. and its subsidiaries (“TDI”) for initial cash consideration of $1.6 million plus a maximum $3.3 million in deferred consideration and contingent consideration to the selling shareholders. TDI is a company based in Maastricht, Netherlands and is a software and professional services provider and a reseller of Intapp’s products. The transaction was consummated in May 2024 and is expected to be accounted for as a business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notes Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the Securities and Exchange Commission (the “SEC”) on September 7, 2023. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.

Overview

Intapp is a leading global provider of AI-powered solutions for professionals at advisory, capital markets and legal firms. Intapp software helps professionals unlock their teams’ knowledge, relationships, and operational insights to increase value for their firms. Using the power of Applied AI, we make firm and market intelligence easy to find, understand, and use. With Intapp’s portfolio of vertical software as a service (“SaaS”) solutions, professionals can apply their collective expertise to make smarter decisions, manage risk, and increase competitive advantage. The world’s top firms — across accounting, consulting, investment banking, legal, private capital, and real assets — trust Intapp’s industry-specific platform and solutions to modernize and drive new growth.

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

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

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

ARR was $382.7 million and $315.6 million as of March 31, 2024 and 2023, respectively, an increase of 21%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $274.2 million and $206.3 million as of March 31, 2024 and 2023, respectively, an increase of 33%, and represented 72% and 65% of ARR as of March 31, 2024 and 2023, respectively.

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We upsold additional seats and cross-sold new solutions to our existing clients such that our trailing twelve months’ net revenue retention rate as of March 31, 2024 was 115%, which is within our expected range of 113% to 117%.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of March 31, 2024, we had over 2,450 clients. No single client represented more than 10% of total revenues for either of the three and nine months ended March 31, 2024 and 2023.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of March 31, 2024 and 2023, we had 673 and 572 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 87% and 86% of our total revenues during the nine months ended March 31, 2024 and 2023, respectively.

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

Subscription License

Our subscription licenses provide the client with the right to functional intellectual property and are distinct performance obligations as the client can benefit from the subscription licenses on their own. The transaction price allocated to subscription license arrangements is recognized as revenues at a point in time when control is transferred to the client, which generally occurs at the time of delivery for a new contract or commencement of the renewal term for renewals. Subscription license fees are generally payable in advance on an annual basis over the term of the license arrangement, which is typically non-cancelable.

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead costs for facilities and IT) and accounted for 13% and 14% of our total revenues during the nine months ended March 31, 2024 and 2023, respectively.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income from our cash and cash equivalents, non-cash interest expense related to the amortization of deferred financing costs, realized and unrealized foreign exchange gains and losses resulting from fluctuations in foreign currency exchange rates on monetary assets and liabilities denominated in currencies other than the United States (“U.S.”) dollar.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
	(in thousands, except for percentages)
Revenues:
SaaS and support	$80,817	73%	$66,051	72%	$230,987	73%	$184,469	72%
Subscription license	16,520	15	13,577	15	44,566	14	36,804	14
Total recurring revenues	97,337	88	79,628	87	275,553	87	221,273	86
Professional services	13,302	12	12,396	13	40,594	13	34,981	14
Total revenues	110,639	100	92,024	100	316,147	100	256,254	100
Cost of revenues (1):
SaaS and support	14,902	13	13,644	15	43,731	14	38,498	15
Total cost of recurring revenues	14,902	13	13,644	15	43,731	14	38,498	15
Professional services	15,679	14	14,846	16	49,192	16	42,111	16
Total cost of revenues	30,581	28	28,490	31	92,923	29	80,609	31
Gross profit	80,058	72	63,534	69	223,224	71	175,645	69
Operating expenses (1):
Research and development	27,319	25	25,281	27	83,796	27	68,352	27
Sales and marketing	35,256	32	34,946	38	104,944	33	99,796	39
General and administrative	24,929	23	21,552	23	66,977	21	62,715	24
Lease modification and impairment	—	—	—	—	—	—	1,601	1
Total operating expenses	87,504	79	81,779	89	255,717	81	232,464	91
Operating loss	(7,446)	(7)	(18,245)	(20)	(32,493)	(10)	(56,819)	(22)
Interest and other income (expense), net	758	1	(253)	—	1,872	1	(836)	—
Net loss before income taxes	(6,688)	(6)	(18,498)	(20)	(30,621)	(10)	(57,655)	(22)
Income tax benefit (expense)	(202)	—	351	—	(803)	—	(300)	—
Net loss	$(6,890)	(6)%	$(18,147)	(20)%	$(31,424)	(10)%	$(57,955)	(23)%

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
Cost of SaaS and support	$620	1%	$486	—%	$1,747	1%	$1,317	1%
Cost of professional services	1,336	1	1,038	1	4,101	1	2,931	1
Research and development	2,509	2	4,571	5	11,623	4	11,351	4
Sales and marketing	4,207	4	6,029	7	14,434	5	18,134	7
General and administrative	5,354	5	6,635	7	17,386	5	21,062	8
Total stock-based compensation expense	$14,026	13%	$18,759	20%	$49,291	16%	$54,795	21%

Comparison of the Three and Nine Months Ended March 31, 2024 and 2023

Revenues

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$80,817	$66,051	$14,766	22%	$230,987	$184,469	$46,518	25%
Subscription license	16,520	13,577	2,943	22%	44,566	36,804	7,762	21%
Total recurring revenues	97,337	79,628	17,709	22%	275,553	221,273	54,280	25%
Professional services	13,302	12,396	906	7%	40,594	34,981	5,613	16%
Total revenues	$110,639	$92,024	$18,615	20%	$316,147	$256,254	$59,893	23%

Recurring Revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $17.7 million, or 22%, and $54.3 million, or 25%, respectively, in the three and nine months ended March 31, 2024 compared to the same periods in the prior year.

Our SaaS and support revenues grew $14.8 million, or 22%, and $46.5 million, or 25%, respectively, in the three and nine months ended March 31, 2024 compared to the same periods in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues increased by $2.9 million, or 22%, and $7.8 million, or 21%, respectively, in the three and nine months ended March 31, 2024 compared to the same periods in the prior year, due to sustained annual renewals on multi-year contracts upon expiration of their initial term, CPI-based price increases on annual renewals, and new multi-year contracts.

Professional Services

Professional services revenues increased by $0.9 million, or 7%, and $5.6 million, or 16%, respectively, for the three and nine months ended March 31, 2024 compared to the same periods in the prior year. This reflects a continuation in demand for implementation, upgrade and migration services consistent with our revenue growth.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$14,902	$13,644	$1,258	9%	$43,731	$38,498	$5,233	14%
Total cost of recurring revenues	14,902	13,644	1,258	9%	43,731	38,498	5,233	14%
Professional services	15,679	14,846	833	6%	49,192	42,111	7,081	17%
Total cost of revenues	30,581	28,490	2,091	7%	92,923	80,609	12,314	15%

Gross profit:
SaaS and support	65,915	52,407	13,508	26%	187,256	145,971	41,285	28%
Subscription license	16,520	13,577	2,943	22%	44,566	36,804	7,762	21%
Total gross profit - recurring revenues	82,435	65,984	16,451	25%	231,822	182,775	49,047	27%
Professional services	(2,377)	(2,450)	73	(3)%	(8,598)	(7,130)	(1,468)	21%
Gross profit	$80,058	$63,534	$16,524	26%	$223,224	$175,645	$47,579	27%

Cost of SaaS and Support

Cost of SaaS and support revenues increased by $1.3 million, or 9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase can be attributed primarily to an increase in cloud hosting costs of $0.9 million.

Cost of SaaS and support revenues increased by $5.2 million or 14%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The increase can be attributed primarily to increases in cloud hosting costs of $3.4 million, personnel-related costs of $1.2 million (which reflects a benefit of $4.1 million in the nine months ended March 31, 2024 resulting from an operational and organizational realignment that reclassified expenses from cost of SaaS and support to research and development), and royalty expense of $0.9 million relating to third-party products.

Cost of Professional Services

Cost of professional services revenues increased by $0.8 million, or 6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in personnel-related costs of $1.1 million resulting from annual salary increases and increased headcount, offset by a decrease of $0.4 million in travel related expenses.

Cost of professional services revenues increased by $7.1 million, or 17%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023, primarily due to an increase in personnel-related costs of $5.7 million resulting from annual salary increases and increased headcount, and sub-contractor costs of $1.4 million as we expanded our teams to provide implementation and migration services to our growing client base.

Gross Profit

Gross profit increased by $16.5 million, or 26%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Of this increase, $13.5 million was attributable to growth in SaaS and support revenues and a lower increase in SaaS and support costs as a percentage of related revenues resulting from the operational and organizational realignment of part of the development operations team to research and development. The improvement in gross profit was also attributable to the increase in subscription license revenue which contributed $2.9 million.

Gross profit increased by $47.6 million, or 27%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. Of this increase, $41.3 million was attributable to growth in SaaS and support revenues and a lower increase in SaaS and support costs as a percentage of related revenues resulting from the operational and organizational realignment of part of the development operations team to research and development. The improvement in gross profit was also attributable to the increase in subscription license revenue which contributed $7.8 million, offset by an increase of $1.5 million in losses on professional services.

Operating Expenses

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$27,319	$25,281	$2,038	8%	$83,796	$68,352	$15,444	23%
Sales and marketing	35,256	34,946	310	1%	104,944	99,796	5,148	5%
General and administrative	24,929	21,552	3,377	16%	66,977	62,715	4,262	7%
Lease modification and impairment	—	—	—	*	—	1,601	(1,601)	*
Total operating expenses	$87,504	$81,779	$5,725	7%	$255,717	$232,464	$23,253	10%

*Not meaningful

Research and Development

Research and development expenses increased by $2.0 million, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Personnel-related costs increased by $2.9 million due to annual salary increases and increased headcount ($1.4 million of which was due to the operational and organizational realignment of part of the development operations team to research and development). Contractor costs increased by $0.7 million as we increased contract resources to support on-going development of our cloud offerings. Cloud hosting costs and allocated overhead costs increased by $0.6 million. These increases were partially offset by a decrease of $2.1 million in stock-based compensation expense primarily due to forfeitures of unvested performance stock awards.

Research and development expenses increased by $15.4 million, or 23%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. Personnel-related costs increased by $9.8 million due to annual salary increases and increased headcount ($4.1 million of which was due to the operational and organizational realignment of part of the development operations team to research and development). Contractor costs increased by $3.0 million as we increased contract resources to support on-going development of our cloud offerings. Cloud hosting costs increased by $1.1 million due to increased usage in support of development activities. Allocated overhead costs increased by $1.0 million due to increased headcount.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million, or 1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Marketing expenses increased by $1.2 million largely due to increases in marketing events and travel related expenses. Personnel-related costs increased by $0.9 million primarily due to annual salary increases and increased headcount. These increases were partially offset by a decrease of $1.8 million in stock-based compensation expense primarily due to forfeitures of unvested performance stock awards and the graded vesting of certain prior year grants which resulted in higher expense in the same period in prior year.

Sales and marketing expenses increased by $5.1 million, or 5%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. Personnel-related costs increased by $5.2 million due to annual salary increases and increased headcount. Marketing expenses increased by $2.9 million largely due to increases in marketing events and travel related expenses. These increases were partially offset by a decrease of $3.7 million in stock-based compensation expense primarily due to forfeitures of unvested performance stock awards and the graded vesting of certain prior year grants which resulted in higher expense in the same period in prior year.

General and Administrative

General and administrative expenses increased by $3.4 million, or 16%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This was primarily driven by an increase of $1.9 million in personnel-related costs primarily due to annual salary increases and increased headcount, an increase of $1.1 million from change in fair value of contingent consideration related to prior acquisitions, an increase of $1.0 million in third-party professional fees and an increase of $0.7 million in bad debt expense. These increases were partially offset by a decrease of $1.3 million in stock-based compensation expense primarily due to forfeitures of unvested performance stock awards.

General and administrative expenses increased by $4.3 million, or 7%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. This was primarily driven by an increase of $5.1 million in personnel-related costs primarily due to annual salary increases and increased headcount, an increase of $3.6 million in third-party professional fees, an increase of $1.3 million in bad debt expense and an increase of $0.5 million in overhead costs. These increases were partially offset by a decrease of $3.7 million in stock-based compensation expense primarily due to forfeitures of unvested performance stock awards, a decrease of $0.9 million from change in fair value of contingent consideration related to prior acquisitions and an increase of $2.0 million in costs allocated to other functions due to increased headcount in other departments.

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

Interest and Other Income (Expense), Net

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands, except for percentages)
Interest and other income (expense), net	$758	$(253)	$1,011	(400)%	$1,872	$(836)	$2,708	(324)%

The change in interest and other income (expense), net, was primarily due to interest income on our cash held in money market funds, offset by the impact of fluctuations in foreign currency rates on our monetary asset and liability balances denominated in currencies other than the U.S. dollar, primarily British pounds.

Income Tax Benefit (Expense)

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$(202)	$351	$(553)	(158)%	$(803)	$(300)	$(503)	168%

Income tax expense was $0.2 million and $0.8 million for the three and nine months ended March 31, 2024, respectively, compared to an income tax benefit of $0.4 million and an income tax expense of $0.3 million for the three and nine months ended March 31, 2023, respectively. Our income tax expense during the three and nine months ended March 31, 2024 and the nine months ended March 31, 2023 was primarily attributable to income tax expense in a number of U.S. state jurisdictions and foreign jurisdictions. Our income tax benefit during the three months ended March 31, 2023 was primarily attributable to income tax benefits from net losses in our foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had cash, cash equivalents and restricted cash of $187.6 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash, cash equivalents and restricted cash as of March 31, 2024, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of March 31, 2024, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 9 to our unaudited condensed consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Nine Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$40,152	$16,834
Net cash used in investing activities	(6,945)	(6,430)
Net cash provided by (used in) financing activities	23,580	(10,327)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(346)	(422)
Net increase (decrease) in cash, cash equivalents and restricted cash	$56,441	$(345)

Operating Activities

During the nine months ended March 31, 2024, net cash provided by operating activities was $40.2 million, as our operating loss of $31.4 million was reduced by $71.6 million of adjustments. These adjustments consisted of $65.7 million of non-cash charges (principally comprising of stock-based compensation and depreciation and amortization), and net cash inflow of $5.9 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $10.1 million due to the timing of billing and collections on our outstanding receivables, an increase in accounts payable and accrued liabilities of $6.3 million primarily due to timing of payments and an increase in deferred revenue of $4.9 million due to the timing of invoicing to our clients, offset by an increase in unbilled receivables of $5.8 million, an increase in prepaid expenses and other assets of $4.1 million, a decrease in operating lease liabilities of $3.5 million due to lease payments, an increase in deferred commissions of $1.8 million due to increased sales.

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

During the nine months ended March 31, 2024, net cash used in investing activities was $6.9 million, consisting of capitalized internal-use software costs of $5.2 million and capital expenditures of $1.7 million on property and equipment consisting largely of computer software and development costs.

During the nine months ended March 31, 2023, net cash used in investing activities was $6.4 million, consisting of capitalized internal-use software costs of $3.9 million, capital expenditures of $2.0 million on property and equipment largely of computer equipment and leasehold improvements to our London office in the U.K., and investment in note receivable of $0.5 million.

Financing Activities

During the nine months ended March 31, 2024, net cash provided by financing activities was $23.6 million, primarily comprised of $25.2 million of proceeds from stock option exercises and $1.7 million of proceeds from employee stock purchase plan, offset by $2.6 million of payments for the final contingent consideration and cash holdback related to prior acquisitions and $0.7 million of payments related to deferred offering costs in connection with our follow-on public offering.

During the nine months ended March 31, 2023, net cash used in financing activities was $10.3 million, primarily comprised of payments of $22.3 million which represented the final contingent consideration and cash holdback related to the acquisition of Repstor, Limited and deferred purchase consideration related to the acquisition of the Billstream business from Billstream LLC and $4.9 million of payments related to employee payroll tax withholding on vested equity awards, partially offset by $15.7 million of proceeds from stock option exercises and $1.2 million of proceeds from the employee stock purchase plan.

Material Cash Requirements

Except as described below, there have been no significant changes in our material cash requirements from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on September 7, 2023.

In February 2024, we entered into a lease agreement to lease an office space in New York, New York for a six-year term ending in February 2030. The total undiscounted base rent under this lease is approximately $7.3 million, and we will be responsible for the payment of additional rent for our proportionate share of certain operating expenses.

Subsequent to March 31, 2024, in connection with the acquisition of delphai, we paid $13.3 million in cash at closing in April 2024 and are obligated to pay a cash holdback of $1.7 million by the second quarter of fiscal year 2026. Additionally, in connection with the acquisition of TDI, we paid $1.6 million in cash at closing in May 2024 and are obligated to make deferred payment and certain earn-out payment for an amount up to $3.3 million in the next three fiscal years.

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”), however, management believes evaluating our ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Specifically, management reviews non-GAAP gross profit, non-GAAP recurring gross profit, and non-GAAP operating profit, each of which is a non-GAAP financial measure, to manage our business, make planning decisions, evaluate our performance and allocate resources and, for the reasons described below, considers them to be useful indicators, for both management and investors, of our financial performance over time. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

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

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
GAAP gross profit	$80,058	$63,534	$223,224	$175,645
Adjusted to exclude the following:
Stock-based compensation	1,956	1,524	5,848	4,248
Amortization of intangible assets	1,054	918	3,164	3,331
Non-GAAP gross profit	$83,068	$65,976	$232,236	$183,224

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

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Total recurring revenues	$97,337	$79,628	$275,553	$221,273
Total cost of recurring revenues	14,902	13,644	43,731	38,498
Recurring gross profit	82,435	65,984	231,822	182,775
Adjusted to exclude the following:
Stock-based compensation	620	486	1,747	1,317
Amortization of intangible assets	1,054	918	3,164	3,331
Non-GAAP recurring gross profit	$84,109	$67,388	$236,733	$187,423

Non-GAAP Operating Profit

We define non-GAAP operating profit as GAAP operating loss excluding stock-based compensation expense, amortization of intangible assets, lease modification and impairment, change in fair value of contingent consideration, transaction costs related to acquisitions and certain non-capitalized offering-related expenses and restructuring and other costs. We believe non-GAAP operating profit provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of GAAP operating loss.

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating profit (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
GAAP operating loss	$(7,446)	$(18,245)	$(32,493)	$(56,819)
Adjusted to exclude the following:
Stock-based compensation	14,026	18,759	49,291	54,795
Amortization of intangible assets	2,615	2,505	7,934	8,092
Lease modification and impairment	—	—	—	1,601
Change in fair value of contingent consideration	490	(641)	(1,725)	(873)
Transaction costs (1)	1,471	502	2,149	703
Restructuring and other costs	52	—	52	—
Non-GAAP operating profit	$11,208	$2,880	$25,208	$7,499

(1)
Consists of acquisition-related transaction costs and costs related to certain non-capitalized offering-related expenses.

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate based on either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of March 31, 2024.

As of March 31, 2024, no amounts have been borrowed under the JPMorgan Credit Facility.

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

The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in foreign currency exchange rates. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. Our exposure to foreign currency exchange risk relates primarily to our accounts receivable, cash balances, other employee compensation related obligations and lease liabilities denominated in currencies other than the U.S. dollar. If a hypothetical 10% change in foreign currency exchange rates were to occur in the future, the resulting gain or loss would be approximately $3.7 million on our operating results over the next twelve months.

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three and nine months ended March 31, 2024 and 2023. Clients representing in excess of 10% of our accounts receivable balance at March 31, 2024 and June 30, 2023 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

As of March 31, 2024, we had cash and cash equivalents of $187.4 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.

As of March 31, 2024, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2024, the Company issued 4,762 shares of its common stock pursuant to certain provisions of the Agreement and Plan of Merger dated May 2, 2023, with Paragon Data Labs, Inc. The issuance of the shares was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended. The certificates for the common shares issued bear appropriate legends. No underwriters or placement agents were involved in this transaction.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

Don Coleman, the Company’s Chief Operating Officer, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on March 14, 2024, which has an end date of March 31, 2025. Mr. Coleman’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 271,615 shares of Intapp common stock.

Scott Fitzgerald, the Company’s Chief Marketing Officer, entered into a Rule 10b5-1 Plan on March 15, 2024, which has an end date of June 30, 2025. Mr. Fitzgerald’s Rule 10b5-1 Plan provides for the potential sale of up to 36,374 shares of Intapp common stock.

John Hall, the Company’s Chairman and Chief Executive Officer, entered into a Rule 10b5-1 Plan on March 8, 2024, which has an end date of December 13, 2024. Mr. Hall’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 200,000 shares of Intapp common stock, the potential sale of up to 46,979 shares of Intapp common stock and the potential sale of the net shares of Intapp common stock that Mr. Hall will receive from the vesting of outstanding awards of performance stock units granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.

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

Intapp, Inc.

Date: May 9, 2024	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ David Morton
David Morton
Chief Financial Officer (Principal Financial Officer)