Form 10-K
period 2024-06-30
Intapp, Inc.
filed 2024-08-26
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2023, which was the last day of the registrant's most recently completed second fiscal quarter, as reported by The NASDAQ Global Select Market on such date, was $1.3 billion. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of August 12, 2024 was 74,699,528.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K incorporates by reference where indicated certain sections of the definitive proxy statement for Intapp, Inc.’s 2024 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•
the effect of global events on the United States (“U.S.”) and global economies, our business, our employees, our results of operations, our financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;
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

iii

PART I

Item 1. Business.

Overview

Intapp is a leading global provider of AI-powered solutions for professionals at advisory, capital markets, and legal firms. We empower the world’s premier accounting, consulting, investment banking, legal, private capital and real assets firms with the technology they need to operate more competitively, deliver timely insights to their professionals, and meet rapidly changing client, investor, and regulatory requirements. Using the power of Applied AI, our purpose-built vertical software as a service (“SaaS”) solutions accelerate the flow of information firmwide, activate expertise, empower teams, strengthen client relationships, manage risk, and help firms adapt more quickly in a highly complex ecosystem.

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

Historically, firms in the professional and financial services industry have either relied on internally built technology solutions and legacy on-premises software, or they have attempted to use horizontal software providers to meet their industry-specific technology needs. Internally built or legacy solutions tend to be outdated, expensive, and cumbersome to maintain, while horizontal solutions do not align well with how these firms operate and require heavy customization. As a result, we believe these firms are increasingly embracing industry-specific software and AI technology to achieve improved levels of growth, investment, returns, productivity, risk management, and a differentiated experience for their clients, teams, and investors.

Our industry cloud strategy leverages deep understanding of the professionals across this industry to deliver products on the Intapp Intelligent Cloud platform that are tailored to address these firms’ specific business challenges. We combine our purpose-built technology with what we believe are best practices developed over more than 20 years and through thousands of successful deployments. This includes our robust set of applied AI capabilities that help clients solve unique challenges, allowing them to grow faster and run smarter. We have curated a robust, industry-specific partner ecosystem that allows our clients to generate added value from the adoption of our platform. All of these elements work together in our comprehensive industry cloud strategy.

We believe our cloud and Applied AI strategy and solutions provide us with a competitive advantage, driven by our deep domain expertise gained over 20 years of serving these professional firms. We have cultivated difficult-to-replicate, privileged access to these firms resulting in a deep understanding of how they work and what they need. Clients value our scalable platform’s differentiated domain expertise, purpose-built capabilities, comprehensive end-to-end offering, data-driven AI insights, and industry brand. We are trusted by many of the world’s elite firms, including 95 of the Am Law 100 law firms, 15 of the top 20 accounting firms, and over 1,700 private capital and investment banking firms.

We sell our software on a subscription basis through a direct sales model. As of June 30, 2024, we had over 2,550 clients. Our business has historically grown through a combination of expanding within our existing client base — including additional users and capabilities — and selling to new clients. We have had success in driving clients to further adoption, and currently have 73 clients, up from 53 clients at the end of fiscal year 2023, representing a 38% increase, with contracts greater than $1 million of annual recurring revenues (“ARR”). With our scalable, modular cloud-based platform, we believe we are well positioned to continue our growth.

Our Products and Platform

The Intapp Intelligent Cloud is purpose-built to modernize these firms. The platform facilitates greater team collaboration, digitizes complex workflows to optimize deal and engagement execution, and leverages applied AI to help nurture relationships and originate new business. By better connecting their most important assets — people, processes, and data — our platform helps firms increase client fees and investment returns, operate more efficiently, and better manage risk and compliance.

Our deep understanding of the professional and financial services industry has enabled us to develop a suite of solutions on the Intapp Intelligent Cloud tailored to address these firms’ specific business challenges. Intapp’s Intelligent Cloud includes the DealCloud Platform which delivers configurable capabilities to deliver the Industry Solutions purpose built for professionals. Delivered in combination with our Compliance, Time, and Collaboration products, our DealCloud Platform provides a comprehensive solution for our clients and their firms. Our AI capabilities are similarly tailored, with security and compliance features that help ensure critical firm and client data is only shared when, where, and with whom it should be.

Our clients deliver value by leveraging their expertise, relationships, and experience. By its very nature, their work involves compiling inputs from vast sources of data and generating informed opinions that drive action. We believe these firms and their professionals are uniquely positioned to benefit from the promise of generative AI. The Intapp Intelligent Cloud helps firms move fast, modernize operations, and win more business with tailored cloud-based solutions that help them apply their intelligence to deliver value for their clients.

Industry Products and Solutions

Our solutions enable accounting, consulting, investment banking, legal, private capital and real assets firms and their professionals to realize the benefits of modern AI and cloud-based architectures for their most critical business functions — without compromising industry-specific functionality or their unique client, ethical or regulatory obligations. Our solutions serve firms’ need for strong operational controls and compliance, and are complemented by solutions that support the work of the partners and professionals that grow the firms’ fees and revenues:

•
Intapp DealCloud serves partners and professionals in all of our markets. The solution manages firms’ client relationships, prospective clients and investments, current engagements and deal processes, and operations and compliance activities — allowing investors and advisors to react faster, make better decisions, and execute the best deals. At investment banks and advisory firms, DealCloud helps partners and professionals enhance their coverage models, achieve greater win rates, and drive higher success fees. For investors, it helps increase origination volume, support investment selection, and drive greater returns. At professional services firms, DealCloud improves client strategy and targeting, business development and origination, and work delivery, increasing financial performance and helping to ensure regulatory compliance. The flexibility of DealCloud allows it to meet many needs including as a customer relationship management (“CRM”), deal management, experience management and relationship intelligence solution. DealCloud helps firms manage all aspects of their client relationships.
•
Intapp Compliance solutions help firms thoroughly evaluate new business, onboard clients quickly, and monitor relationships for risk throughout their business lifecycle, while staying compliant with both regulatory and client obligations around independence and ethics.
•
Intapp Time solutions provide AI-enabled software to drive efficiency and profitability. These solutions include time management software that accelerates billing, improves realization, and improves the experience for the firm’s clients.
•
Intapp Collaboration solutions provide intelligent client-centric collaboration, seamless content governance, and innovative client experiences leveraging Microsoft 365, Teams, and SharePoint. These capabilities have been extended through the recent acquisition of Transform Data International B.V. (“TDI”), which deepens the integration with Microsoft 365 applications and applies AI to everyday tasks and supports modern ways of working.
•
Intapp Integration solutions connect all firm data into a single platform, tailored to the needs of professional and financial services firms. We also provide solutions that extend the value of our platform with third-party data that we are licensed to resell from a broad number of providers.

•
Intapp Assist integrates Generative AI into everyday workflows to save professionals time by generating deal, company and meeting summaries and creating relevant, personalized signals that help professionals better harness the firm’s intelligence. Intapp Assist leverages the unique client data in the Intapp Intelligent Cloud and applies Generative AI to power business development, reduce manual work and help professionals make better-informed, faster decisions.

Technology Platform

Our solutions are built on a cloud platform, taking advantage of capabilities tailor-made for the unique requirements of the industries we serve. Our full range of solutions are delivered through an integrated cloud platform underpinned by key technology capabilities:

•
A modern, cloud-based architecture purpose-built to meet industry needs;
•
A low-code, tailored, configurable user experience (“UX”), based on industry-specific templates that meet users’ specific needs;
•
An applied AI strategy that incorporates modern AI into our cloud offerings. Combined with our market expertise, our solutions help firms compete by better applying their intelligence while providing a Trusted AI approach to data security that meets the complex compliance needs of professional firms;
•
Intapp Data unlocks valuable relationship intelligence with a rich data set of companies and contact data and delivering more valued integrations with our broad set of third-party data integrations; and,
•
A specialized architecture based on an industry graph data model that is purpose-built to capture professional and financial services firms’ unique operating model — supporting the complex integrations needed to deliver data where and when it is needed.

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

We leverage our deep domain expertise in professional and financial services to create and provide our clients with access to pre-built industry-relevant configuration templates that are designed precisely for how these firms and their professionals operate. By mapping the user interface, data model, and workflows of our platform to firms’ unique industry and organizational requirements, we can deliver smart, personalized experiences by practice area, asset class, investment strategy, sector, industry, and geography.

Applied AI — our artificial intelligence strategy

Industry-specific AI is embedded throughout our cloud platform and solutions to help firms use their vast amounts of data to optimize critical processes and make better, faster decisions. Our AI team has been delivering capabilities into our solutions for more than 10 years, leveraging AI technology from automation to machine learning (“ML”) to deep learning to generative AI. The functions span a wide range across firm operations, including strategy, business development, risk and compliance, and work execution. Examples include:

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

Intapp’s Applied AI strategy also helps ensure proper safeguards are in place guided by more than a decade of expertise integrating AI capabilities into our tools, giving clients the Trusted AI they need. This includes a unique understanding of the complex obligations professionals face and the need to ensure that AI generated results include provenance and that users’ results are sourced only from data they are authorized to see – a unique challenge to these professionals and their firms.

Industry-specific data architecture

Our platform includes several key data management capabilities that help firms more effectively capture and leverage their critical data using a system of record that reflects the unique operating model of our client firms. These capabilities include:

•
A specialized industry graph data model. Our specialized industry data model is purpose-built to capture the complex relationships, and the specialized knowledge and experience, that are unique to the firms we serve. The platform creates “many-to-many” data linkages that connect professionals with prospective clients, investors, and target portfolio companies and assets. Our solutions leverage these linkages to provide personalized analysis and insights for each professional that reflect their unique area of specialty, such as client industry, asset class, investment strategy, geography, or transaction type.
•
A low-code integration platform. Intapp Integration Service is a core capability of our platform that provides cloud-native, easy-to-use, enterprise-class integration to connect applications and data — without requiring any code. The solution helps firms overcome data silos and easily move information between systems, including within our platform. Intapp Integration Service includes more than 100 industry-specific connectors, as well as extensive built-in workflow and automation capabilities tailored to the unique needs of professional firms.

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

Key Benefits of Our Solutions

Our platform solutions help firms to:

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
•
Manage risk and compliance more effectively. Our solutions help firms reduce regulatory, financial, and reputational risk through workflow and automation, AI, predictive analytics, and rules-based risk scoring. Using Intapp, risk and compliance teams can work seamlessly together with front-office professionals, all within the Intapp Intelligent Cloud platform, to quickly assess new business opportunities, clear and manage conflicts and independence issues, easily establish ethical walls, prepare for regulatory or client audits, and dynamically respond to rapidly changing regulatory landscapes and the firm’s overall risk posture.
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

Growth Strategies

The key components of our growth strategy are:

•
Capitalize on the generational change in work driven by AI. We are seeing increased awareness of AI among our clients who are interested in how they can leverage AI in their business, driven by the excitement around generative AI, is increasing interest in next-generation solutions such as the Intapp Intelligent Cloud, and DealCloud in particular. Our Applied AI strategy expands the value of our cloud offerings by incorporating recent advancements in AI. This approach helps our clients to solve practical and unique business challenges.

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
•
Broaden our geographical reach. We believe there is a significant need for our solutions on a global basis and, accordingly, opportunity for us to grow our business through further international expansion. We regularly analyze trends across the global market to identify areas for successful expansion and prioritize our investment to maximize our opportunity. We will continue to broaden our global footprint and intend to establish a presence in additional international markets.
•
Selectively pursue strategic transactions. We have successfully completed 9 acquisitions over the past 10 years that have allowed us to enhance our platform, add new technology capabilities, and address new client segments. For example, in fiscal year 2024 we completed two new acquisitions: Berlin-based delphai GmbH ("delphai"), a cutting-edge organization that applies AI across public data, helping to ensure that firmographic data is collected, structured and presented to professionals with direct links or citations to source material, enabling validation and trust in the AI-generated material; and TDI, a long-time Intapp partner that builds and implements enterprise collaboration technology. We will continue to evaluate acquisition opportunities that will help us extend our market leadership and client reach.

Our Clients

Intapp is a leading global provider of AI-powered solutions for professionals at advisory, capital markets and legal firms. We serve the world’s premier accounting, consulting, investment banking, legal, private capital, and real assets firms. Collectively, more than 2,550 clients, including 95 of the Am Law 100 law firms, 15 of the top 20 accounting firms, and over 1,700 private capital and investment banking firms rely on Intapp solutions to help activate their collective knowledge, navigate complex relationships, and drive growth. No single client represented more than 10% of total revenues in fiscal year 2024.

Our Functions

Sales and Marketing

We currently focus on marketing and selling our solutions to financial and professional services firms in North America, Europe, the Middle East, and Asia Pacific. We seek to drive market demand by developing and delivering specific, market-focused solutions to financial professional services firms.

We primarily generate sales through a direct sales model. All sales personnel focus on attracting new clients as well as expanding usage within our existing client base. Our sales team is supported by technical sales professionals and subject-matter experts who facilitate the sales process through developing and presenting demonstrations of our solutions after assessing requirements, addressing security and technical questions, and matching client needs with the appropriate solutions. We also have a team of experts who help advise on best practices and methodologies, strategize with respect to operations processes and management structure, and assess value creation and return on investment from our solutions.

We have a growing partner ecosystem that includes a range of technology and implementation partners. Together with these partners, we generate increased value for our clients and broaden our reach. Partners include specialized implementation and data partners as well as some of the largest technology players in the world, including Microsoft and KPMG. Across our entire ecosystem, we now have 130 data, technology, and implementation partners.

Our marketing efforts are focused on generating awareness of our solutions, creating sales leads, establishing and promoting our brand, showcasing our thought leadership, and cultivating a community of loyal clients and users. We utilize both online and offline marketing initiatives, including events and industry trade shows, online advertising, webinars, blogs, corporate communications, white papers, and case studies. We cultivate a community of our executive level buyers and influencers through our advisory board system.

Client Services and Client Success

After a client purchases our solutions, we, either directly or together with partners, provide implementation services to assist the client in the deployment of those solutions. We utilize best practices developed over our history in implementing our solutions for each client — including providing templates and industry-relevant templates to accelerate adoption, and delivering a purpose-built configuration that best suits a client’s specific needs. Implementation engagements typically range in duration from three to nine months, depending on scope.

We support our clients with access to engineers, other technical support personnel, release management, and managed services. To help our clients achieve success with the Intapp Intelligent Cloud platform, we offer in-depth change management workshops, classroom and virtual end-user and administrator training, consultative adoption services, and best practices. We view our clients’ success as a cornerstone of our business model and philosophy, and are organized to measure, monitor, and deliver high levels of client satisfaction.

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

Our research and development teams are primarily located in Palo Alto, California; Charlotte, North Carolina; Belfast, Northern Ireland; Berlin, Germany and Manchester, England. We also utilize a substantial number of independent contractors and consultants working in research and development throughout the world.

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

We believe we provide employees with a unique opportunity to develop and sell world-class solutions within a specific industry. The Intapp Intelligent Cloud platform offers our developers an opportunity to build important solutions that can become the standard in the professional and financial services industry, while enabling sales personnel to sell a growing portfolio of solutions to a focused, deep set of firms. We believe that this unique opportunity will allow us to continue to attract top talent for our product development and sales efforts.

As of June 30, 2024, we had 1,235 full-time employees.

Our employees are primarily located in the U.S., the U.K., Europe, Australia, and Singapore. We also utilize independent contractors, brokers, and consultants, including a substantial number of developers working in research and development. None of our employees are represented by a labor union or are a party to a collective bargaining agreement, and we consider our relationship with our employees to be strong.

Competition

The professional and financial services industry is highly competitive and subject to change from the introduction of new products and technologies and other activities of industry participants. We believe our success in growing our business will depend on our ability to demonstrate to our clients that our solutions provide superior business outcomes to other competitive solutions — including, but not limited to, legacy applications, manual processes, horizontal platforms, and point solutions.

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

Further, certain of our competitors may challenge our intellectual property, may develop additional competing or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. For additional information regarding the competitive business conditions we face, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality and invention assignment agreements to protect our intellectual property rights. Our patents cover various aspects of the Intapp Intelligent Cloud platform. The term of individual patents depends on the legal term for patents in the countries in which they are granted. We believe the duration of our patents is adequate relative to the expected lives of our product and service offerings. There is no active patent litigation involving any of our patents, and we have not received any notices claiming that our activities infringe a third-party’s patent.

We cannot guarantee that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. It may be necessary in the future to seek or renew licenses relating to various aspects of the Company’s products, processes and services. While the Company has generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all.

We also rely upon trademarks to build and maintain the integrity of our brand and, in part, upon trade secrets, know-how, continuing technological innovation, and licensing arrangements, to develop and maintain our competitive position. We own a number of registered trademarks (including Intapp and DealCloud, among others) and a portfolio of registered domain names for websites that we use in our business. We protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants, and others who may have access to our proprietary information.

Regulations

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Some of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, data protection, content, intellectual property, data collection and processing, data security, and data retention and deletion. In particular, we are subject to federal, state, and foreign laws regarding data protection and privacy. Foreign data protection and privacy laws and regulations can impose different obligations that may be more restrictive than those in the United States. Some United States federal and state and foreign laws and regulations in some cases may be enforced by private parties in addition to government entities. These laws and regulations are constantly evolving and may be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate. This may result in laws and regulations being interpreted and applied inconsistently from country to country, and also inconsistently with our current policies and practices. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the Federal Trade Commission’s (“FTC”) increasingly active approach to enforcing data privacy in the United States. Additionally, the European Union’s General Data Protection Regulation (“GDPR”), along with the United Kingdom which also still has laws equivalent to the GDPR/EU data protection laws, has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union. Under GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. The California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”) limit how we may collect and use certain data pertaining to California residents. Numerous other states have enacted or are considering enacting similar privacy laws further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. The impact of these laws on us and others in our industry is and will remain unclear until additional regulations are issued. The effects of the CCPA and CPRA are potentially far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Non-compliance with these laws could result in penalties or significant legal liability. We have invested, and continue to invest, human and technology resources into our GDPR and CPRA compliance efforts and our data privacy compliance efforts generally.

Seasonality

We generally experience seasonality in billings with our clients, and we typically record a higher percentage of billings in our fourth quarter than in the other quarters.

Available Information

The Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our website address is www.intapp.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our Proxy Statement for our annual meeting of stockholders. We make available on our website at www.intapp.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations website under the heading “Corporate Governance.” Information contained on, or that can be accessed through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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
•
All of our revenues are generated by sales to clients in our targeted verticals, and factors, including the downturns in U.S. and global markets and economic conditions, that adversely affect the applicable industry could also adversely affect our business.
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
•
We are expanding our SaaS solutions to incorporate recent innovations in AI and these initiatives may not be successful, which may adversely affect our business, results of operations and financial condition, and may also result in reputational harm and liability.
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
•
Real or perceived errors or failures in our solutions may affect our reputation, cause us to lose clients and reduce sales which may harm our business and results of operations.
•
Changes in laws, regulations, or guidance issued by supervisory authorities relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws, regulations, or guidance, could adversely affect our business and could subject us to liability, fines and reputational harm.
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
•
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
•
We may be adversely affected by natural disasters, outbreaks, epidemics, or pandemics involving public health, other catastrophic events and terrorism that could disrupt and harm our business, results of operations, and financial condition.

Risks Related to Our Business and Industry

Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.

We have been growing rapidly over the last several years, and as a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Our recent and historical growth should not be considered indicative of our future performance. In future periods, our revenues could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our Intapp Intelligent Cloud platform, increase in competition, limited ability to, or our decision not to, increase pricing, or our failure to capitalize on growth opportunities or if any of the other risks described herein were to materialize. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in new and rapidly changing markets. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business would suffer.

We have a history of losses and may not achieve or maintain profitability in the future.

In fiscal years 2024, 2023 and 2022, we incurred net losses. We must generate and sustain higher revenue levels in future periods to become profitable, and even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we intend to continue to invest in product development, sales and marketing programs and acquisitions to support further growth.

These expenditures may not result in additional revenues or growth of our business. We have also experienced increased costs associated with the growth and expansion of our client base and investments in research and development. Accordingly, we may not be able to generate sufficient revenues to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, the market price of our common stock could decline.

All of our revenues are generated by sales to clients in our targeted verticals, and factors, including the downturns in U.S. and global markets and economic conditions, that adversely affect the applicable industry could also adversely affect our business.

A majority of our sales are to clients in the professional and financial services industry. Demand for our solutions could be affected by factors that are unique to and adversely affect our targeted verticals. In particular, our clients in the professional and financial services industry are highly regulated, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the software functionality demanded by our clients and require us to expend significant resources to ensure our solutions continue to meet their evolving needs. Changes in general economic and market conditions, including economic uncertainty, inflation, liquidity concerns and fluctuating interest rates, have resulted in and could continue to result in stress and volatility in the financial services industry. In certain sectors of the financial services industry, certain financial institutions have faced liquidity and solvency concerns, consolidation, a severe decline in market value, distress, failure and receivership. For example, in March 2023, Silicon Valley Bank (SVB) was closed by regulators. While the closure did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our clients in the financial services industry and our business and financial condition. It is possible that these conditions may persist, deteriorate or reoccur, which may cause our clients to reduce their spending on our technology or to seek to terminate or renegotiate their contracts with us. In addition, industry consolidation or the introduction of competing technology, in any of our targeted verticals could lead to a significant reduction in the number of clients that use our solutions or the services demanded by these clients.

Significant economic and market downturns make it difficult for our clients and us to forecast and plan future business activities accurately. Adverse changes in domestic and global economic and political conditions, including those associated with outbreaks, epidemics, or pandemics involving public health, uncertainty as a result of geopolitical events such as the conflicts in and around Ukraine, the Middle East and other parts of the world, inflation, elevated interest rates and the adverse economic downturn, stress and volatility in the financial services industry and impacts from climate change, could result in significant decreases in demand or lengthened sales cycles for our solutions, including the delay or cancellation of current or anticipated projects, and reduction in IT spending by our clients and potential clients, or could present difficulties in collecting accounts receivables from our clients if their financial condition deteriorates. The effects of climate change may further disrupt our clients’ businesses, by, among other things, increasing their costs and credit risk from their clients. Additionally, our market verticals are also interdependent. Our clients in the professional services industry rely significantly on revenues they receive from their own clients in the financial services industry, thus a decline in one vertical can lead to a decline in the other vertical. As a result, our ability to generate revenues from our clients could be adversely affected by specific factors that affect the professional and financial services industry.

If our solutions or third-party cloud providers or sub-processors experience data security breaches, and there is loss, theft, misuse, unauthorized disclosure or unauthorized access to our clients’ data, we may lose current or future clients, our reputation and business may be harmed, and we may be subject to governmental inquiries or investigations and a risk of loss or liability.

Our business involves the processing, storing and transmission of increasingly large amounts of confidential and sensitive information that our clients and potential clients in the professional and financial services industry maintain and access. We and our third-party cloud providers and sub-processors face a variety of evolving threats that could cause data security breaches, including cyberattacks. Also, companies that provide software solutions to clients in the legal industry, like us, may face heightened cyber security risks. While we have developed and implemented measures designed to protect client information and prevent security breaches and our cloud services comply with numerous internationally recognized standards, such as ISO 27001, ISO 27017, ISO 27108, SOC 2 and CSA STAR, if our security measures are breached or unauthorized access to client data is otherwise obtained, our solutions may be perceived as not being secure; clients, especially those in the professional and financial services industry, may reduce the use of or stop using our solutions, and we may incur significant liabilities. Our solutions involve the storage and transmission of data, in some cases to third-party cloud providers, which may include personal data, and security breaches, including at third-party cloud providers, could result in the loss, theft, misuse, unauthorized disclosure of and unauthorized access to this information, which in turn could result in governmental inquiries or investigations, litigation, breach of contract claims, indemnity obligations, reputational damage and other liability for our company. Despite the measures that we have or may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, ransomware attacks, computer viruses or similar problems, and in the case of third-party cloud providers, may be outside of our control. As AI technologies, including generative AI models, develop rapidly bad actors may use these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations. As our business grows, the number of individuals using our products, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized, which makes us a greater target for malicious activity. Risk of cyberattacks including ransomware, continues to grow as cybersecurity threats become more sophisticated and complex and geopolitical tensions or conflicts, may create a heightened risk of cyberattacks. Like most companies that provide cloud-based software solutions, we are, in the normal course of business, the target of malicious cyberattack attempts. Although, to date, such identified attempts have not resulted in security events that are material or significant to us, including to our reputation or business operations, or had a material financial impact, there can be no assurance that future cyberattacks will not be material or significant. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to remediate security breaches or significant additional expenditures to protect against security breaches. Additionally, if we are unable to adequately address our clients’ concerns about security, we may have difficulty selling our solutions.

We rely on third-party technology and systems for a variety of services, including, without limitation, third-party cloud providers or sub-processors to host our websites and web-based services, encryption and authentication technology, employee email, content delivery to clients, back-office support and other functions, and the ability to prevent breaches of any of these systems may be beyond our control. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Although we have developed systems and processes that are designed to protect client information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, we may have to introduce such protective systems and processes to acquired companies, who may not correctly implement them at first or at all. Any or all of these issues could negatively impact our ability to attract new clients or to increase engagement by existing clients, could cause existing clients to elect not to renew their subscription arrangements or term licenses, or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations. The laws, regulations and industry standards related to cybersecurity are evolving globally. We may be subject to increased compliance requirements by regulators and clients with respect to our products and services, as well as additional costs to oversee and monitor security risks. Many jurisdictions have enacted laws mandating the notification of individuals, stockholders, regulatory authorities and others of security breaches. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of material cybersecurity incidents, risk management, strategy and governance. While we maintain cyber liability insurance policies covering certain damages relating to security breaches, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Our risks are likely to increase as we continue to expand our platform, grow our client base, and process, store, and transmit increasingly large amounts of confidential and sensitive data, and as cyber security threats continue to grow increasingly sophisticated and complex.

Our business depends on clients renewing and expanding their subscriptions for our solutions. A decline in our client renewals and expansions could harm our future results of operations.

Our software solutions are provided on a subscription basis, with subscription terms typically varying from one to three years. Although most of our client subscriptions automatically renew at the end of their terms, our clients do have the opportunity to cancel their subscriptions prior to such renewals. Clients may elect not to renew their subscriptions on conclusion of the terms on relatively short notice. The loss of business from clients, including from cancellations, could seriously harm our business, results of operations and financial condition. Historical data with respect to rates of client renewals, upgrades and expansions of our solutions, may not accurately predict future trends in client renewals, upgrades and expansions of our solutions. Our clients’ renewal, upgrade and expansion rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our solutions and implementation services, the prices of our solutions, the prices of the solutions and the quality of the implementation services offered by our competitors or reductions in our clients’ spending levels due to the macroeconomic environment or other factors. If our clients do not renew their subscriptions for our solutions or renew on less favorable terms, or otherwise do not upgrade or expand their use of our solutions, our revenues may decline or grow more slowly than expected and our profitability will be harmed.

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

The typical sales cycle for our solutions is lengthy and unpredictable and often requires pre-purchase evaluation by a significant number of employees in our clients’ organizations. Our sales efforts involve educating our clients about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings achievable by organizations using our solutions. Potential clients typically undertake a rigorous pre-purchase decision-making and evaluation process, and sales to new clients involve extensive client due diligence and reference checks. We invest a substantial amount of time and resources in our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size of an initial subscription arrangement until very late in the sales cycle.

Furthermore, our sales cycles could be disrupted by factors outside of our control, including macroeconomic factors, volatility in the financial services industry and outbreaks, epidemics, or pandemics involving public health. Remote working and widespread restrictions on travel and in-person meetings could affect and interrupt sales activity and may negatively impact our business, results of operations, or financial position. See “Risk Factors—General Risk Factors — We may be adversely affected by natural disasters, outbreaks, epidemics, or pandemics involving public health other catastrophic events and terrorism that could disrupt and harm our business, results of operations, and financial condition.”

We are expanding our SaaS solutions to incorporate recent innovations in AI and these initiatives may not be successful, which may adversely affect our business, results of operations and financial condition, and may also result in reputational harm and liability.

We have an AI strategy to further expand and embed industry-specific AI throughout the Intapp Intelligent Cloud platform and our solutions to help our clients more effectively use their data to manage risk, enhance efficiency and improve operations. While we have made, and expect to continue to make, investments in the continued development of AI capabilities, adoption of fast changing AI technology presents risks, challenges and potential unintended consequences. Also, the markets for our solutions and services are rapidly evolving and are highly competitive, and many of our competitors are also seeking to incorporate AI into their products. Competing firms may be able to develop and embed AI in their products more quickly than we can. If our competitors are better able to incorporate AI in their products and we are unable to compete effectively with them, our business, results of operations and financial condition could be adversely affected. Also, while we believe that the market for AI in SaaS solutions for the professional and financial services industries is growing, if the market for AI in these solutions develops more slowly than we expect or declines, our business, results of operations and financial condition could be adversely affected.

Our AI capabilities include, among other things, automation, machine learning, deep learning and generative AI. Many of our products are powered by AI and machine learning, some of which include the use of large language models and generative AI. Known risks of generative AI currently include accuracy, bias, toxicity, privacy, and security and data provenance. Developing, testing and deploying AI systems may also increase the cost of our offerings. The AI capabilities of our platform and solutions could potentially have actual or perceived impacts on privacy, employment and civil rights. Our failure to adequately address legal risks relating to AI in our platform and solutions could result in litigation regarding, among other things, intellectual property, privacy, employment, civil rights and other claims that could result in liability for our company. Countries are applying their data protection laws to AI, particularly generative AI, and are considering legal frameworks on AI. The introduction of AI technologies, including generative AI, into new or existing products could result in a failure or perceived failure by the Company to comply with such legal requirements and may also result in new or increased governmental or regulatory scrutiny, which could result in regulatory action and liability. Additionally, actions taken by our clients and employees, including through the use or misuse of our products or new technologies for illegal activities or improper information sharing, may result in reputational harm or possible liability. The use of our AI capabilities could raise ethical or social concerns and our failure to adequately address these concerns or the failure of our competitors, clients or other end users to do so could negatively impact our brand and reputation.

If we are unable to develop, introduce and market new and enhanced versions of our solutions, we may be put at a competitive disadvantage and our operating results could be adversely affected.

Our ability to attract new clients and increase revenues from our existing clients depends, in part, on our continued ability to enhance the functionality of the existing solutions on the Intapp Intelligent Cloud platform by developing, introducing, and marketing new and enhanced versions of our solutions that address the evolving needs of our clients and changing industry standards. Because some of our solutions are complex and require rigorous testing, development cycles can be lengthy and can require months or even years of development, depending upon the solution and other factors. As we expand internationally, our products and services must be modified and adapted to comply with regulations and other requirements of the countries in which our clients do business.

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

If we fail to develop new solutions or enhancements to our existing solutions, our business could be adversely affected, especially if our competitors are able to introduce solutions with enhanced functionality. It is critical to our success for us to anticipate changes in technology, industry standards, regulations and client requirements and to successfully introduce new, enhanced, and competitive solutions to meet our clients’ and prospective clients’ needs on a timely basis. We have invested and intend to continue to make significant investments in research and development to meet these challenges. However, we may not recognize significant revenues from these investments for several months or years, if at all. Our estimates of research and development expenses may be too low, revenues may not be sufficient to support the future product development that is required for us to remain competitive and development cycles may be longer than anticipated. Further, there is no assurance that research and development expenditures will lead to successful solutions or enhancements to our existing solutions, or that our clients will value or be willing to bear the cost of our new solutions. If we incur significant expenses developing solutions that are not competitive in technology and price or that fail to meet client demands, our market share will decline and our business and results of operations would be harmed.

If we are unable to develop or sell our solutions into new markets or to further penetrate existing markets, our revenues will not grow as expected and our operating results could be adversely affected.

Our ability to increase revenues will depend, in large part, on our ability to further penetrate our existing markets and to attract new clients, as well as our ability to generate subscription renewals from existing clients and to increase sales from existing clients who do not utilize the full Intapp Intelligent Cloud platform. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, adaptation to new industry standards that our solutions address and technological changes, the ability to maintain and to develop relationships with third parties and the ability to attract, retain and effectively train sales, services, support and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solutions to become obsolete. Any new markets in which we attempt to sell our solutions, including new countries or regions, may not be receptive or sales cycles may be delayed due to outbreaks, epidemics, or pandemics involving public health, political instabilities and the global economic downturn. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet changing consumer demands and industry standards, as well as our ability to assure that our clients will be satisfied with our existing and new solutions. If we are unable to sell our solutions into new markets or to further penetrate existing markets, or to increase sales from existing clients by selling them additional software and services, our revenues will not grow as expected, which would have a material adverse effect on our business, financial condition, and results of operations.

We compete in highly competitive markets, and if we do not compete effectively, our business, results of operations, and financial condition could be negatively impacted and cause our market share to decline.

The markets for our solutions and services are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include large solution providers that focus on one or more point solutions, legacy systems, and manual processes developed by or for our clients, new or emerging entrants seeking to develop competing technologies, including those with AI and generative AI capabilities, and well-established horizontal solution providers that provide broad solutions across multiple verticals. Specifically, we compete from time to time with large software companies such as SAP and Salesforce. The competitors we face in any sale may change depending on, among other things, the line of business, functional or regional group or department purchasing the solution, the solution being sold, the geography in which we are operating and the size of the client to which we are selling.

We compete based on various factors, including unique product features or functions, configurability, price and the time and cost required for software implementation. Outside of the United States, we are more likely to compete against vendors that may further differentiate themselves based on local advantages in language or market knowledge. Some of our current and potential competitors may have longer operating histories and greater financial, technical, sales, marketing, and other resources than we do, as well as larger installed client bases. Our current and potential competitors may also establish cooperative relationships or engage in other strategic transactions among themselves or with third parties, including our clients, to further enhance their resources and offerings. As a result, such competitors may be able to devote greater resources to the development, promotion, and sale of their solutions than we can devote to ours, which could allow them to respond more quickly than we can to new or emerging technologies and changes in client needs, thus leading to their wider market acceptance. Existing relationships with our competitors may make those clients less willing to purchase our solutions. For instance, if a potential client uses one product from a competitor that powers a critical element of the client’s day-to-day operations, they may be more likely to turn to such competitor in the future to the extent they require further product solutions, rather than purchasing one or more solutions from the Intapp Intelligent Cloud platform. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations, and financial condition would be materially and adversely affected.

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

We expect to continue to grow, in part, by making targeted acquisitions. Our business strategy includes the potential acquisition of shares or assets of, or alliances with companies with software, technologies or businesses complementary to ours, both domestically and globally. For example, in fiscal year 2024, we acquired delphai, an AI software company specializing in applied AI for firmographic data automation, structuring and intelligence, and TDI, a software and professional services provider and a reseller of Intapp’s products. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity.

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

We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We operate globally, sell our services to more than 2,550 clients in more than 55 countries, and have employees and contractors in the Americas, Europe and Asia Pacific. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Additionally, we continue to increase the breadth and scope of our Intapp Intelligent Cloud platform and our operations and continue to develop our partner network. In order to successfully manage our future growth, we will need to continue to add and retain qualified personnel across our operations, improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key industry verticals. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal control over financial reporting as well as our disclosure systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and may divert management and financial resources from other projects, such as the development of new solutions, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. We continue to assess our facilities requirements and may deem it advisable in the near-term or later to add new offices or downsize certain of our offices in order to reduce costs, which may cause us to incur related charges. For example, during fiscal year 2024, we entered into a lease agreement to lease office space in New York, New York for a term ending in February 2030. Also, during fiscal year 2023, we exited a portion of our space in Palo Alto, California and recorded a net charge of $1.6 million in connection with the impairment of the related operating lease right-of-use asset and the reassessment of the lease liability. As we continue to evaluate our real estate needs, we may incur additional charges in the future in connection with exit activities. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.

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

Our loan and security agreement under our revolving credit facility contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of August 26, 2024, we had no outstanding loan balance under this facility.

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

Changes in laws, regulations, or guidance issued by supervisory authorities relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws, regulations, or guidance, could adversely affect our business and could subject us to liability, fines and reputational harm.

Data protection and privacy legislation, enforcement and policy activity are rapidly expanding in the United States and around the world and creating a complex compliance environment and the potential for high profile negative publicity in the event of any noncompliance or data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process and store personal data across our business. For example, in Europe Regulation (EU) 2016/679 (GDPR) imposes requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, rights which may be exercised by individuals, the security and confidentiality of personal data, and notifications in the event of data breaches and use of third-party processors. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of the worldwide revenues or 20 million Euros, whichever is greater. Despite the UK’s exit from the EU, the UK still also has laws equivalent to the GDPR/EU data protection laws. We may experience hesitancy, reluctance, or refusal by European or multi-national clients to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such clients may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessity or may require that our employees who are providing services to them be based in the European Union/UK which could increase our costs in providing such services. Uncertainty about compliance with the GDPR and EU data protection laws remains, with the possibilities that data protection authorities located in different EU Member States may interpret GDPR differently, or requirements of national laws may vary between the EU Member States, or guidance on GDPR and compliance practices may be often updated or otherwise revised. Any of these events will increase the complexity and costs of processing personal data in the UK or European Economic Area or concerning individuals located in the UK or European Economic Area (“EEA”).

Under GDPR, transfers of personal data to countries outside of the European Economic Area that have not been determined by the European Commission to provide adequate protections for personal data, including the United States, are prohibited unless certain transfer mechanisms are used. Switzerland and the UK have similar restrictions. However, such mechanisms are subject to consistent scrutiny and challenge. A decision of the Court of Justice of the European Union in July 2020 invalidated the EU-US Privacy Shield Framework, a means that previously permitted transfers of personal data from the EEA to companies in the United States that certified adherence to the Privacy Shield Framework. While the United States and EU have put in place a new framework to replace the Privacy Shield Framework, the EU-US Data Privacy Framework, this framework is already subject to challenge in the Court of Justice of the European Union, so there can be no assurance that it will not be invalidated, repealed or otherwise modified in the future. There are also Swiss and UK extensions to the EU-US Data Privacy Framework. In addition, that same Court of Justice of the European Union decision also cast doubt on the use of a prior form of standard contractual clauses that are the other commonly used mechanism to transfer personal data outside of the EEA/UK. In the UK and the EEA, there are now updated form versions of standard contractual clauses and a need to conduct a transfer risk assessment in accordance with applicable guidance. With respect to personal data transfers from the EU to the UK and UK to the EU, there are adequacy decisions in place meaning personal data can transfer freely for the time being. Given the consistent scrutiny and challenge to data transfers, further changes to how data transfers to and from the European Union and other jurisdictions are regulated could impact how we provide services to our clients in relevant jurisdictions.

The CCPA imposes requirements relating to how companies may collect, use and process personal information relating to California residents. The CCPA establishes a privacy framework for covered businesses such as ours by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for California residents and creating a new and potentially severe statutory damages framework for violations of the CCPA, as well as potentially severe statutory damages and private a right of action against businesses that suffer a data security breach due to their violation of a duty to implement reasonable security procedures and practices. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, in November 2020, California voters adopted the CPRA, which enhances and strengthens regulatory requirements and individual protections that currently exist under the CCPA. Numerous other states have enacted or are considering enacting similar privacy laws, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. Congress is also considering legislation that may preempt some or all of such U.S. state privacy laws, but which may also provide a more expansive private right of action for privacy claims than exists under current state laws. Further, privacy class actions in the United States are on the rise, with cases being filed based on pre-digital age state and federal laws. The evolving complexity of privacy and data security legislation in the United States may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation. The uncertainty and changes in the requirements of California and other jurisdictions, including potential federal legislation regarding data privacy that may impose requirements and potentially preempt state data privacy rules, may increase the cost of compliance, restrict our ability to offer services in certain locations or subject us to sanctions by national, regional, state, local and international data protection regulators, all of which could harm our business, results of operations or financial condition.

Although we take reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest human and technology resources into data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. Data protection laws and requirements may also be enacted, interpreted or applied in a manner that creates inconsistent or contradictory requirements on companies that operate across jurisdictions. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. For example, we may find it necessary to establish alternative systems to maintain personal data originating from the European Union in the European Economic Area, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Data protection legislation, regulatory and contractual requirements could hamper our ability to use data to train our artificial intelligence algorithms. Further, any inability to adequately address privacy concerns in connection with our solutions, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer our solutions. Further, countries are applying their data protection laws to AI, and particularly generative AI, and are considering legal frameworks on AI. Any failure or perceived failure by the Company to comply with such requirements could have an adverse impact on our business.

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

Although we believe that our solutions do not infringe upon the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement or misappropriation claims against us with respect to current or future solutions, or that any such assertions will not require us to enter into royalty arrangements or result in costly litigation, or result in us being unable to use certain intellectual property. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenues, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. The intellectual property ownership and license rights, including without limitation copyright, surrounding AI technologies generally, and generative AI technologies specifically, has not been fully addressed by courts or applicable laws or regulations. Further, the use or adoption of third-party AI technologies, including generative AI technologies, into our products and services may result in exposure to claims of copyright infringement or other intellectual property-related causes of action.

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

We attempt to protect our intellectual property, technology and confidential information by generally requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements, all of which offer only limited protection. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our confidential information, intellectual property, and technology, unauthorized third parties may gain access to our confidential proprietary information, develop and market solutions similar to ours, or use trademarks similar to ours, any of which could materially harm our business and results of operations. In addition, others may independently discover our trade secrets and confidential information, and in such cases, we could not assert any trade secret rights against such parties. Existing United States federal, state and international intellectual property laws offer only limited protection. The laws of some foreign countries do not protect our intellectual property rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as governmental agencies and private parties in the United States. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective. In addition, the availability of copyright protection and other legal protections for intellectual property generated by certain new technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output has not been fully settled in the United States or abroad.

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

We use technology and intellectual property licensed from unaffiliated third parties internally and in certain of our solutions, and we may license additional third-party technology and intellectual property in the future. We have experienced, and may continue to experience, errors or defects in this third-party technology and intellectual property that result in errors that could harm our brand and business. In addition, licensed technology and intellectual property may not continue to be available on commercially reasonable terms, or at all. The loss of the right to license and distribute this third-party technology could limit the functionality of our solutions and might require us to redesign our solutions. In some cases, we receive subscription fees from the provision of such third-party technology to our clients, and the loss of the right to distribute such technology could negatively impact revenues.

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

As a public company we are subject to various requirements pursuant to the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations, including requirements relating to disclosure controls and procedures, internal control over financial reporting and corporate governance practices. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

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

We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are required to provide an annual management report on, among other things, the effectiveness of our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. We expect to continue to incur significant expenses and to continue to devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We may in the future, identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control, including as a result of any identified material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports which could cause a decline in the price of our common stock. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to executive compensation, human capital, climate change, and other ESG-focused disclosures, may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities.

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
•
the burdens and costs of complying with a wide variety of foreign laws and legal standards, including employment, tax, privacy, anticorruption, import/export, antitrust, data transfer, storage and protection, health and safety, and industry-specific laws and regulations;
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
•
disruption to our operations caused by epidemics, pandemics or outbreaks; and
•
political, social, and economic instability abroad, including geopolitical and regional conflicts, terrorist attacks, and security concerns in general.

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

Prior to Russian military action against Ukraine, a majority of our research and development had been conducted through our facilities based in Ukraine and our contractors’ facilities located in Belarus, Ukraine, and Russia. In addition to product development, our resources in the region also played a role in providing implementation services as well as support services for our solutions. After Russia’s invasion of Ukraine, we implemented contingency plans to ensure the continuity of our contract research and development activity which included ending activities in Belarus and Russia and transitioning work to the European Union, U.K. and Americas. Political tensions or economic instability in the regions where we conduct operations could disrupt or delay our research and development operations or adversely affect the timeliness of new product delivery or maintenance and upgrades to existing products and solutions, which could harm our operations, financial conditions, sales and growth prospects. Disruptions in communications with these resources could also lead to periods of unavailability of our SaaS solutions, which could require us to provide credits or refunds to clients or lead to client cancellations.

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

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly those on our management team, including John Hall, our Chief Executive Officer and David Morton, our Chief Financial Officer, whose services are essential to the execution of our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. Our management team is generally employed on an at-will basis, which means that these personnel could terminate their relationship with us at any time. The loss of any member of our senior management team could significantly delay or prevent us from achieving our business and/or development objectives, and could materially harm our business.

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

We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations and financial condition.

Our international sales are generally denominated in foreign currencies, and these revenues could be materially affected by currency fluctuations. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we believe our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure at the cash flow or operating income level because we typically collect revenues and incur costs in the currency of the location in which we provide our solutions, it is difficult to predict if our operating activities will provide a natural hedge in the future. Our results of operations may also be impacted by transaction gains or losses related to revaluing certain monetary asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Moreover, significant and unforeseen changes in foreign currency exchange rates may cause us to fail to achieve our stated projections for revenues and operating income, which could have an adverse effect on our stock price. We will continue to experience fluctuations in foreign currency exchange rates, which, if material, may harm our results of operations or financial condition.

Our U.S. NOL carryforwards may expire or could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code of 1986, as amended (“IRC”) or if changes are made to the IRC.

We have significant U.S. federal and state net operating loss (“NOL”) carryforwards. Under U.S. federal tax laws, we can carry forward and use our pre-2018 NOLs to reduce our future U.S. taxable income and tax liabilities until such NOL carryforwards expire in accordance with the IRC. Under changes made by the Tax Cuts and Jobs Act (“TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), NOL carryforwards generated on or after January 1, 2018 may be carried forward indefinitely, but their utilization is limited to 80% of annual taxable income for tax years beginning after December 31, 2020. Our NOL carryforwards provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state income in future years to use the benefits before they expire, we will permanently lose the benefit of the pre-2018 NOL carryforwards. Additionally, as a result of the common stock sold by certain of our existing stockholders, we experienced a change of ownership as defined under the IRC. As a result of this change in ownership, pursuant to Section 382 and Section 383 of the IRC, our ability to utilize our tax attributes, including NOL carryforwards and credits, as well as certain built-in losses, against our U.S. taxable income, are limited to certain annual limitations. We currently do not anticipate any of our NOL loss carryforwards expiring, and as such, have not recorded a reduction of deferred tax assets. However, there can be no assurance that a portion of our NOL loss carryforwards may expire in any future periods. Any further changes made to the IRC or to the regulations promulgated thereunder could impact our ability to utilize our NOLs. Accordingly, any such occurrences could adversely affect our financial condition, operating results, and cash flows.

Our results of operations may be harmed if we are required to collect sales or other related taxes for our subscription solutions in jurisdictions where we have not historically done so.

We collect sales and similar value-added taxes as part of our client agreements in a number of jurisdictions. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. If we believe that we should have been or should be collecting additional sales, use, or other taxes on our solutions, we voluntarily engage with appropriate tax authorities, and such engagement has led and may lead to our participation in voluntary disclosure agreements. Additionally, we have been in the past and may in the future be, under audit by one or more state or local tax authorities with regard to sales tax and other indirect tax matters. Our voluntary participation in agreements with states, countries, or other jurisdictions, or successful assertions by states, countries, or other jurisdictions that we should have been or should be collecting additional sales, use, or other taxes on our solutions could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage clients from purchasing our solutions, or otherwise harm our business, results of operations, and financial condition.

Risks Related to Our Organizational Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of August 12, 2024, Anderson Investments Pte Ltd. and its affiliates (collectively, “Anderson”) beneficially own approximately 23% of our common stock. As a result, Anderson exercise significant influence over all matters requiring a stockholder vote, including: the election of directors; mergers, and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Anderson may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Anderson may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with a significant stockholder.

Certain provisions of Delaware law, the Stockholders’ Agreement, our amended and restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Certain provisions of Delaware law, that certain stockholders’ agreement, dated July 2, 2021, by and between us and Anderson (the “Stockholders’ Agreement”), our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors or certain existing stockholders.

The Company has not been governed by Section 203 of the Delaware General Corporation Law, as amended (the “DGCL”), and we will only become subject to Section 203 of the DGCL, immediately following the time at which both of the following conditions exist: (i) Section 203 of the DGCL by its terms would, but for the provisions of our amended and restated certificate of incorporation, apply to the Company; and (ii) Anderson does not own (as defined in Section 203 of the DGCL) shares of capital stock of the Company representing at least fifteen percent (15%) of the voting power of all the then outstanding shares of capital stock of the Company. Section 203 of the DGCL prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of two-thirds of all of our outstanding common stock not held by such interested stockholder.

Furthermore, Anderson controls 23% of the voting power of the shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and Anderson may be able to influence outcome of matters submitted to a stockholder vote. Pursuant to the Stockholders’ Agreement, so long as Anderson beneficially owns at least 10% of our outstanding common stock, it shall have the right to nominate one director to our board of directors.

These provisions may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by Anderson, our management or our board of directors. Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common stock and your ability to realize any potential change of control premium.

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
•
announcements or actions taken by our principal stockholders;
•
sales of substantial amounts of our common stock by Anderson or other significant stockholders or our insiders, or the expectation that such sales might occur;
•
volatility, inflation, or economic downturns in the markets in which we, our clients and our partners are located caused by outbreaks, epidemics, or pandemics involving public health and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics;
•
geopolitical tensions or conflicts in locations in which we, our clients and our partners are located, including Russian military action against Ukraine and any further escalation of such conflict as well as ongoing conflict in the Middle East;
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

As of August 12, 2024, there were 74,699,528 shares of common stock outstanding. Approximately 23% of our outstanding common stock is held by Anderson and can be resold into the public markets in the future in accordance with the requirements of Rule 144. In addition, we filed an automatically effective registration statement on Form S-3 with the SEC on May 16, 2023, as supplemented on April 15, 2024, and as may be amended or supplemented from time to time, which registered shares held by certain of our existing stockholders (including Anderson) and its respective affiliates. Pursuant to this effective registration statement, such shares are freely tradeable in the public market to the extent sold pursuant to the registration statement. The sale by Anderson of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock. In addition, certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. The market price of our common stock may decline significantly if our existing stockholders were to sell substantial amounts of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

As of August 12, 2024, we had an aggregate of 599,415,412 shares of common stock authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Additionally, as of August 12, 2024, we had 25,885,060 shares of common stock reserved for issuance under our incentive plans. Any common stock issued in connection with our incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by all of our stockholders.

We have not paid dividends in the past and do not anticipate paying any dividends on our common stock in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to pay regular dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory, and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Additionally, our revolving credit facility agreements limit the ability of certain of our subsidiaries to pay dividends. Until such time that we pay a dividend, which may never occur, our investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

General Risk Factors

We may be adversely affected by natural disasters, outbreaks, epidemics, or pandemics involving public health, other catastrophic events and terrorism that could disrupt and harm our business, results of operations, and financial condition.

Our business operations are subject to interruption by various events beyond our control. Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, which could have an adverse effect on our business, operating results, and financial condition. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could materially and adversely impact our operations and the markets and industries in which we, our partners and clients operate. For example, the COVID-19 pandemic and/or the precautionary measures that we, our clients, and governmental authorities adopted resulted in global business disruptions, economic downturn and increased market volatility.

Public health crises may adversely affect, among other things, demand, spending by new clients, renewal and retention rates of existing clients, the length of our sales cycles, the value and duration of subscriptions, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations and financial condition.

Because we recognize revenues over the term of the agreements for our SaaS solutions, any downturn in our business resulting from the such outbreaks, epidemics, or pandemics involving public health may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance. Further, our sales cycles could increase, resulting in a slower growth of new sales. Certain of our competitors may also be better equipped to weather the impact of such outbreaks, epidemics, or pandemics involving public health both domestically and abroad and better able to address changes in client demand.

We may not be able to obtain capital when desired on favorable terms, if at all, and we may not be able to obtain capital or complete acquisitions through the use of equity without dilution to our stockholders.

We may need additional financing to execute our current or future business strategies, including to develop new or enhance existing solutions, acquire businesses and technologies or otherwise respond to competitive pressures. If we fail to raise capital when needed, we could be prevented from executing our business strategy or react to the economic environment.

If we raise additional funds through the issuance of equity or securities convertible into shares of our common stock, the percentage ownership of our stockholders could be significantly diluted, and newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. The trading prices for our and other technology companies' common stock have been highly volatile in recent years, including as a result of circumstances unrelated to the operating performance of companies, which may reduce our ability to access capital on favorable terms or at all. Additionally, if we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, develop or enhance our solutions, invest in future growth opportunities or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our results of operations.

If tax laws change or we experience adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.

We are subject to federal, state and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, which changes may have retroactive application. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA and the CARES Act made a number of significant changes to the current U.S. federal income tax rules, including with respect to the corporate tax rate, NOLs, and the international tax rules. Many of the provisions of these laws still require finalization by the U.S. Treasury Department, increasing the uncertainty as to the ultimate effects on us and our stockholders. Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows, or financial results. Such developments, for example, may include certain new provisions introduced by the Inflation Reduction Act, certain Organization for Economic Co-operation and Development's proposals including the implementation of the global minimum tax under the Pillar Two model rules, and the European Commission's and certain major jurisdictions' heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments' responses to macroeconomic factors such as shrinking gross domestic product or increased inflation rates and tax revenue needs may lead to tax rule changes that could materially and adversely affect our cash flows and financial results. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service (“IRS”), foreign and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and to protect the confidentiality, integrity, and availability of our and our client’s data and information assets. As such, we have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design our program based on industry standard cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Also, our cloud services comply with numerous internationally recognized standards, such as ISO 27001, ISO 27017, ISO 27108, SOC 2 and CSA STAR.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management, including through the use of third-party providers for regular mandatory trainings;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

When we experience cybersecurity incidents, we promptly activate incident response protocols and commence investigation of the incident. We may notify law enforcement and engage third-party professionals, as appropriate, as part of our incident response and/or investigation. Based on our assessments, we have not identified any cybersecurity threats that have had a material impact during the last fiscal year, and we do not believe these incidents have materially affected or will materially affect us, including our operations, business strategy, results of operations, or financial condition. However, we face ongoing cybersecurity risks, including threats that might become more sophisticated and effective over time. If realized, these risks are reasonably likely to materially affect the Company. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (“Committee”) oversight of the Company’s enterprise risks, including cybersecurity and other information security risks. The Committee oversees management’s implementation of our cybersecurity risk management program. Also, the Company created a Risk Management Working Group which meets no less than quarterly and which receives updates on the Company’s cybersecurity risk management program and cybersecurity risks from the Chief Information Security Officer (“CISO”). The Risk Management Working Group includes two Audit Committee members, certain members of senior management and the CISO.

The Committee receives quarterly reports on our cybersecurity risks from the Risk Management Working Group. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports quarterly to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings on our cyber risk management program, including from our CISO.

Our team of experienced cybersecurity professionals has primary responsibility for our overall cybersecurity risk management program, including assessing and managing material risks from cybersecurity threats. Our CISO, Mark Schertler, supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Mr. Schertler has over 40 years of experience in the field of cybersecurity. Mr. Schertler leads a team of experienced cybersecurity professionals who have extensive experience in the field of cybersecurity, including experience in cybersecurity consulting, cloud security, principal security architect, application security and as a chief technology officer.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

We have eleven offices globally, all in leased or managed premises. Our corporate headquarters is located in Palo Alto, California, and consists of approximately 13,000 square feet of space pursuant to an agreement that expires in August 2025. In addition to our head office, we also maintain ten offices in multiple locations in the U.S. and internationally in the U.K., Netherlands, Ukraine, Germany and Singapore.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “INTA.”

Holders of Common Stock

As of August 12, 2024, there were 31 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Performance Graph

The following graph shows a comparison of the cumulative total stockholder return for our common stock to the Nasdaq Composite — Total Return Index and S&P Software & Services Select Industry Index, assuming an initial investment of $100 at the market close on June 30, 2021, the date our stock commenced trading on the Nasdaq Global Select Market through June 30, 2024. Such comparisons are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

The performance graph above shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Exchange Act or the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Cautionary Note regarding Forward-Looking Statements” and “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.

A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on September 7, 2023.

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

Highlights from Fiscal Year 2024

During fiscal year 2024, we generated total revenues of $430.5 million with a gross margin of 71%. Our operating cash flow was $67.2 million and we completed acquisitions of delphai and TDI. Total cash and cash equivalents as of June 30, 2024 was $208.4 million. Our remaining performance obligations, which represent all future revenue under contract yet to be recognized, were $566.5 million as of June 30, 2024.

How We Generate Revenue

We generate revenues primarily from software subscriptions, typically with one-year or multi-year contract terms. We sell our software through a direct sales model, which targets clients based on end market, geography, firm size, and business need. We recognize revenues from SaaS subscriptions ratably over the term of the contract, while we recognize revenues from the license component of on-premise subscriptions upfront and the support component of such subscriptions ratably over the support term. We generally price our subscriptions based on the number of users adopting our solution and the modules deployed.

We expect the vast majority of our new ARR (as defined below) growth in the future to be from the sale of SaaS subscriptions.

We generate a majority of our non-recurring revenues from professional services. Our clients utilize these services to configure and implement one or more modules of the Intapp Intelligent Cloud platform, integrate those modules with the existing platform and with other core systems in their IT environment, upgrade their existing deployment, and provide training for their employees. Other professional services include strategic consulting and advisory work, which are generally provided on a standalone basis.

Key Factors Affecting Our Performance

Market Adoption of our Cloud Platform. Our future growth depends on our ability to win new professional and financial services clients and expand within our existing client base, primarily through the continued acceptance of our cloud business. Our cloud business has historically grown faster than our overall business, and represents an increasing proportion of our ARR. We must demonstrate to new and existing clients the benefits of selecting our cloud platform, and support those deployments once live with reliable and secure service. From a sales perspective, our ability to add new clients and expand within existing accounts depends upon a number of factors, including the quality and effectiveness of our sales personnel and marketing efforts, and our ability to convince key decision makers within professional and financial services firms to embrace the Intapp Intelligent Cloud platform over point solutions, internally developed solutions, and horizontal solutions. If our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

Continued Investment in Innovation and Growth. We have made substantial investments in research and development and sales and marketing to achieve a leadership position in our market and grow our revenues and client base. We intend to continue to invest in research and development to build new capabilities and maintain the core technology underpinning our differentiated platform. In addition, we expect to invest in sales and marketing to broaden our reach with new clients in the U.S. and abroad and deepen our penetration with existing clients. With our revenue growth objectives, we expect to continue to make such investments for the foreseeable future. We intend to continue to gradually increase our general and administrative spending to support our growing operational needs.

We have a track record of successfully identifying and integrating complementary businesses within the professional and financial services industry. To complement our organic investment in innovation and accelerate our growth, we will continue to evaluate acquisition opportunities that help us extend our platform, broaden and deepen our market leadership, and add new clients.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics to help us evaluate our business, measure our performance and the effectiveness of our sales and marketing efforts, identify trends affecting our business, formulate business plans and budgets, and make strategic decisions.

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

ARR was $404.2 million and $330.2 million as of June 30, 2024 and 2023, respectively, an increase of 22%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $296.7 million and $222.3 million as of June 30, 2024 and 2023, respectively, an increase of 33%, and represented 73% and 67% of ARR for fiscal years 2024 and 2023, respectively.

Net Revenue Retention (“NRR”)

We measure our ability to grow and retain ARR from existing clients using a metric we refer to as NRR. We calculate this by starting with the ARR from the cohort of all clients as of the twelve months prior to the applicable fiscal period, or prior period ARR. We then calculate the ARR from these same clients as of the current fiscal period, or current period ARR. We then divide the current period ARR by the prior period ARR to calculate the NRR.

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We upsold additional seats and cross-sold new solutions to our existing clients such that our trailing twelve months’ NRR rate as of June 30, 2024 was 116%, which is within our expected range of 113% to 117%.

Cloud NRR

Cloud NRR is the portion of our NRR which represents the net revenue retention of our SaaS contracts. We calculate Cloud NRR by starting with the Cloud ARR from the cohort of all clients as of the twelve months prior to the applicable fiscal period, or prior period Cloud ARR. We then calculate the Cloud ARR from these same clients as of the current fiscal period, or current period Cloud ARR. We then divide the current period Cloud ARR by the prior period Cloud ARR to calculate the Cloud NRR. Our trailing twelve months’ Cloud NRR as of June 30, 2024 was 121%.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of June 30, 2024, we had over 2,550 clients. No single client represented more than 10% of total revenues for fiscal years 2024, 2023 and 2022, respectively.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of June 30, 2024 and 2023, we had 698 and 603 clients, respectively, with contracts greater than $100,000 of ARR, of which 73 and 53 clients, respectively, had contracts greater than $1.0 million of ARR.

Components of Our Results of Operations

Revenues

We generate recurring revenues from the sale of our SaaS solutions, subscriptions to our term software applications, and from providing support for those applications. We generate non-recurring revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions. Our recurring revenues accounted for 87%, 86% and 87% of our total revenues during fiscal years 2024, 2023 and 2022, respectively.

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

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners. Our professional services are currently loss making (after allocated overhead costs for facilities and IT) and accounted for 13%, 14% and 13% of our total revenues during fiscal years 2024, 2023 and 2022, respectively.

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

General and Administrative

Our general and administrative expenses consist primarily of personnel-related costs as well as professional services and facilities costs related to our executive, finance, human resources, information technology and legal functions. As a public company, we expect to continue to incur significant accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including increase in compliance costs with the Sarbanes-Oxley Act as a result of our transition from emerging growth company to large accelerated filer status, as well as insurance, investor relations and other costs associated with being a public company.

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

Income Tax (Expense) Benefit

Our income tax (expense) benefit consists of an estimate of federal, state and foreign income taxes based on enacted federal, state and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues:

	Year Ended June 30,
	2024		2023		2022
	(in thousands, except for percentages)
Revenues:
SaaS and support	$315,960	73%	$252,310	72%	$192,980	71%
Subscription license	60,682	14	48,970	14	44,202	16
Professional services	53,881	13	49,593	14	34,889	13
Total revenues	430,523	100	350,873	100	272,071	100
Cost of revenues (1):
SaaS and support	59,831	14	53,022	15	51,177	18
Professional services	63,830	15	58,440	17	47,906	18
Total cost of revenues	123,661	29	111,462	32	99,083	36
Gross profit	306,862	71	239,411	68	172,988	64
Operating expenses (1):
Research and development	113,634	27	93,851	27	74,412	27
Sales and marketing	138,176	32	132,189	38	111,905	41
General and administrative (2)	87,243	20	81,031	23	86,127	32
Lease modification and impairment	—	—	1,601	—	—	—
Total operating expenses	339,053	79	308,672	88	272,444	100
Operating loss	(32,191)	(8)	(69,261)	(20)	(99,456)	(37)
Loss on debt extinguishment	—	—	—	—	(2,407)	(1)
Interest and other income (expense), net	2,285	1	(659)	—	(1,250)	—
Net loss before income taxes	(29,906)	(7)	(69,920)	(20)	(103,113)	(38)
Income tax (expense) benefit	(2,115)	—	495	—	3,435	1
Net loss	$(32,021)	(7)%	$(69,425)	(20)%	$(99,678)	(37)%
___________________
(1) Amounts include stock-based compensation expense as follows:
	Year Ended June 30,
	2024		2023		2022
Cost of SaaS and support	$2,292	1%	$1,705	—%	$1,258	1%
Cost of professional services	5,030	1	3,916	1	3,029	1
Research and development	14,854	3	15,186	4	17,166	6
Sales and marketing	17,312	4	20,426	6	25,428	9
General and administrative	20,407	5	26,536	8	30,633	11
Total stock-based compensation expense	$59,895	14%	$67,769	19%	$77,514	28%

(2) Includes transaction costs related to acquisitions and certain non-capitalized offering-related expenses of $2.7 million, $1.4 million and $1.9 million for fiscal years 2024, 2023 and 2022, respectively.

Comparison of the Fiscal Years Ended June 30, 2024 and 2023

Revenues

	Year Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS and support	$315,960	$252,310	$63,650	25%
Subscription license	60,682	48,970	11,712	24%
Total recurring revenues	376,642	301,280	75,362	25%
Professional services	53,881	49,593	4,288	9%
Total revenues	$430,523	$350,873	$79,650	23%

Recurring Revenues

Recurring revenues from the sale of our SaaS solutions, from subscriptions to our term software solutions, and from providing support for these solutions increased by $75.4 million, or 25%, compared to the prior year.

Our SaaS and support revenues increased by $63.7 million, or 25%, in fiscal year 2024 compared to fiscal year 2023, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise solutions to our cloud solutions also contributed to the growth.

Subscription license revenues increased by $11.7 million, or 24%, in fiscal year 2024 compared to fiscal year 2023, due to sustained annual renewals on multi-year contracts upon expiration of their initial term, CPI-based price increases on annual renewals and new multi-year contracts.

Professional Services

Professional services revenues increased by $4.3 million, or 9%, for fiscal year 2024 compared to fiscal year 2023. This reflects a continuation in demand for implementation, upgrade and migration services consistent with our revenue growth.

Cost of Revenues and Gross Profit

	Year Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS and support	$59,831	$53,022	$6,809	13%
Total cost of recurring revenues	59,831	53,022	6,809	13%
Professional services	63,830	58,440	5,390	9%
Total cost of revenues	123,661	111,462	12,199	11%

Gross profit:
SaaS and support	256,129	199,288	56,841	29%
Subscription license	60,682	48,970	11,712	24%
Total gross profit - recurring revenues	316,811	248,258	68,553	28%
Professional services	(9,949)	(8,847)	(1,102)	12%
Gross profit	$306,862	$239,411	$67,451	28%

Cost of SaaS and Support

Cost of SaaS and support revenues increased by $6.8 million, or 13%, for fiscal year 2024 compared to fiscal year 2023. The increase can be attributed primarily to increases in cloud hosting costs of $4.2 million, royalty expense of $1.4 million relating to third-party products, amortization expense of $1.1 million relating to internal-use software costs and amortization of acquired intangible assets and personnel related costs of $0.8 million which reflect a benefit of $5.5 million in fiscal year 2024 resulting from an operational and organizational realignment that reclassified expenses from cost of SaaS and support to research and development. This was partially offset by a $0.7 million decrease in contractor costs.

Cost of Professional Services

Cost of professional services revenues increased by $5.4 million, or 9%, for fiscal year 2024 compared to fiscal year 2023, primarily due to an increase in personnel-related costs of $4.8 million due to increased headcount and salary raises and sub-contractor costs of $1.1 million.

Gross Profit

Gross profit increased by $67.5 million, or 28%, for fiscal year 2024 compared to fiscal year 2023. Of this increase, $56.8 million was attributable to growth in SaaS and support revenues and a lower increase in SaaS and support costs as a percentage of related revenues resulting from an operational and organizational realignment of part of the development operations team to research and development. The improvement in gross profit was also attributable to the increase in subscription license revenue which contributed $11.7 million.

Operating Expenses

	Year Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$113,634	$93,851	$19,783	21%
Sales and marketing	138,176	132,189	5,987	5%
General and administrative	87,243	81,031	6,212	8%
Lease modification and impairment	—	1,601	(1,601)	*
Total operating expenses	$339,053	$308,672	$30,381	10%

* Not meaningful

Research and Development

Research and development expenses increased by $19.8 million, or 21%, for fiscal year 2024 compared to fiscal year 2023. Personnel-related costs increased by $12.5 million due to annual salary increases and increased headcount. The increase in headcount was driven by the operational and organizational realignment of part of the development operations team to research and development. Contractor costs increased by $4.0 million as we increased contract resources to support on-going development of our cloud offerings. Allocated overhead costs increased by $1.7 million due to increased headcount. Cloud hosting costs increased by $1.6 million due to increased usage in support of development activities.

Sales and Marketing

Sales and marketing expenses increased by $6.0 million, or 5%, for fiscal year 2024 compared to fiscal year 2023. Personnel-related costs increased by $6.1 million due to annual salary increase and increased headcount. Marketing expenses increased by $2.1 million largely due to increase in marketing events and travel related costs. These increases were partially offset by a decrease of $3.1 million in stock-based compensation primarily due to forfeitures of unvested performance stock awards and the graded vesting of certain prior year grants which resulted in higher expense in the same period in prior year.

General and Administrative

General and administrative expense increased by $6.2 million, or 8%, for fiscal year 2024 compared to fiscal year 2023. This was primary driven by an increase of $7.8 million in personnel-related costs primarily due to annual salary increases and increased headcount, an increase of $4.0 million in third-party professional fees, and an increase of $2.8 million in bad debt expense. These increases were partially offset by a decrease of $6.1 million in stock-based compensation expense primarily due to forfeitures of unvested performance stock awards, and a decrease of $1.5 million from change in fair value of contingent consideration related to prior acquisitions.

Lease modification and impairment

Lease modification and impairment net charge of $1.6 million during fiscal year 2023 was related to accelerated amortization expense associated with a right-of-use leased asset on the early exit of a leased office space, offset by a benefit arising from an amendment to an underlying lease agreement which resulted in a reduction in the related lease payment obligation.

Interest and Other Income (Expense), net

	Year Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except for percentages)
Interest and other income (expense), net	$2,285	$(659)	$2,944	(447)%

The change in interest and other income (expense), net, was primarily due to interest income on our cash held in money market funds, offset by the impact of fluctuations in foreign currency rates on our monetary asset and liability balances denominated in currencies other than the U.S. dollar, primarily British pounds.

Income Tax (Expense) Benefit

	Year Ended June 30,		Change
	2024	2023	Amount	%
	(in thousands, except for percentages)
Income tax (expense) benefit	$(2,115)	$495	$(2,610)	(527)%

Income tax expense was $2.1 million for fiscal year 2024 compared to an income tax benefit of $0.5 million recorded during fiscal year 2023. The change in our income tax (expense) benefit was primarily due to a partial release of the valuation allowance against our deferred tax assets in the U.S. in fiscal year 2023. The income tax expense for fiscal year 2024 is primarily attributable to current taxes for U.S. state and foreign jurisdictions. The income tax benefit for fiscal year 2023 was primarily attributable to a partial release of the valuation allowance against our deferred tax assets in the U.S. due to an acquisition that was completed during the year. The valuation allowance release was the result of net deferred tax liabilities originating from the acquisitions that were an available source of income to realize a portion of our deferred tax assets.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of June 30, 2024, we had cash and cash equivalents of $208.4 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents as of June 30, 2024, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months and beyond.

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of June 30, 2024, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 10 to our consolidated financial statements for additional information.

Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, research and development, sales and marketing expenses, overhead costs and acquisitions we may make from time to time. Our future capital requirements will depend on many factors, including, but not limited to, our ability to grow our revenues and the timing and extent of investment across our organization necessary to support growth in our business. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Year Ended June 30,
	2024	2023	2022
Net cash provided by operating activities (1)	$67,231	$27,487	$14,236
Net cash used in investing activities	(19,828)	(14,340)	(7,287)
Net cash provided by financing activities	30,325	64,100	6,647
Effect of foreign currency exchange rate changes on cash and cash equivalents	(343)	(373)	(748)
Net increase in cash, cash equivalents and restricted cash	$77,385	$76,874	$12,848

(1) Includes debt-related cash interest payments of $6.0 million during fiscal year 2022.

Operating Activities

During fiscal year 2024, net cash provided by operating activities was $67.2 million, as our operating loss of $32.0 million was reduced by $99.3 million of adjustments. These adjustments consisted of $82.0 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization and amortization of operating lease right-of-use assets) and net cash inflow of $17.3 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $28.3 million due to our revenue growth, an increase in accounts payable and accrued liabilities of $9.4 million due to timing of payments, and an increase in other liabilities of $1.4 million due to the timing of payments. These changes were partially offset by a $5.8 million increase in prepaid expenses and other assets, an increase in accounts receivable of $5.1 million due to growth in our revenues and the timing of billing and collections on our outstanding receivables, a decrease of $4.3 million in operating lease liabilities due to lease payments, an increase in deferred commissions of $4.1 million due to increased sales and an increase of $2.6 million in unbilled receivables due to the timing of invoicing to our clients.

During fiscal year 2023, net cash provided by operating activities was $27.5 million, as our operating loss of $69.4 million was reduced by $96.9 million of adjustments. These adjustments consisted of $87.7 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization and amortization of operating lease right-of-use assets) and net cash inflow of $9.2 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $46.6 million due to our revenue growth, an increase in accounts payable and accrued liabilities of $2.3 million due to an increase in accrued bonuses and timing of payments, and a decrease of $1.3 million in prepaid expenses and other assets. These changes were partially offset by an increase in accounts receivable of $26.4 million due to growth in our revenues and the timing of billing and collections on our outstanding receivables, a decrease of $5.9 million in operating lease liabilities due to lease payments, an increase of $3.9 million in unbilled receivables due to the timing of invoicing to our clients, an increase in deferred commissions of $3.4 million due to increased sales and a decrease in other liabilities of $1.3 million due to timing of payments.

Investing Activities

Net cash used in investing activities consists of business acquisitions, purchases of property and equipment, leasehold improvements, and capitalized internal-use software costs.

During fiscal year 2024, net cash used in investing activities was $19.8 million, consisting of $11.0 million cash consideration paid, net of cash acquired for the acquisitions of delphai and TDI, capitalized internal-use software costs of $6.4 million and capital expenditures of $2.4 million on property and equipment largely of computer equipment and website development costs.

During fiscal year 2023, net cash used in investing activities was $14.3 million, consisting of $6.6 million cash consideration paid for the acquisition of Paragon, capitalized internal-use software costs of $5.5 million and capital expenditures of $2.2 million on property and equipment largely of computer equipment and leasehold improvements to our facilities in London, United Kingdom.

Financing Activities

During fiscal year 2024, net cash provided by financing activities was $30.3 million, primarily comprised of $30.7 million of proceeds from stock option exercises and $3.4 million of proceeds from employee stock purchase plan, partially offset by $3.0 million of payments for the final contingent consideration and cash holdback related to prior acquisitions and $0.8 million of payments related to deferred offering costs in connection with our follow-on public offering.

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

Material Cash Commitments

Our material cash commitments as of June 30, 2024 were as follows (in thousands):

	Total	Short-Term	Long-Term
Operating lease obligations	$30,564	$7,558	$23,006
Purchase obligations	111,346	5,459	105,887
Deferred considerations and acquisition holdbacks	5,394	4,481	913
Total cash requirements	$147,304	$17,498	$129,806

Operating lease obligations consist of obligations under non-cancelable operating leases for office space with expiration through November 2030. See Note 8 to our consolidated financial statements for additional information.

Purchase obligations primarily consist of non-cancelable obligations under third-party cloud hosting and support service agreements and software subscriptions. See Note 9 to our consolidated financial statements for additional information.

In addition to the obligations described above, in connection with the acquisition of TDI, we are also obligated to pay deferred consideration up to $1.9 million over the next three fiscal years, subject to service condition, and a maximum of $1.1 million for contingent consideration in fiscal year 2027, if certain performance measures are achieved. In connection with the acquisition of Paragon, we are also obligated to pay contingent consideration in the third quarter of fiscal year 2025, a maximum of $3.9 million, if certain performance measures are achieved. See Note 6 to our consolidated financial statements for additional information.

Non-GAAP Financial Measures

We report our financial results in accordance with generally accepted accounting principles in the United States of America (“GAAP”), however, management believes evaluating our ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Specifically, management reviews non-GAAP gross profit, non-GAAP recurring gross profit, and non-GAAP operating income (loss), each of which is a non-GAAP financial measure, to manage our business, make planning decisions, evaluate our performance and allocate resources and, for the reasons described below, considers them to be useful indicators, for both management and investors, of our financial performance over time. These non-GAAP financial measures, which may be different than similarly-titled measures used by other companies, should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.

Non-GAAP Gross Profit

We define non-GAAP gross profit as GAAP gross profit less the portion related to cost of revenues of stock-based compensation expense, amortization of intangible assets and restructuring and other costs. We believe non-GAAP gross profit provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross profit.

The following table provides a reconciliation of gross profit to non-GAAP gross profit (in thousands):

	Year Ended June 30,
	2024	2023	2022
GAAP gross profit	$306,862	$239,411	$172,988
Adjusted to exclude the following:
Stock-based compensation	7,322	5,621	4,287
Amortization of intangible assets	4,778	4,340	7,877
Restructuring and other costs	342	—	—
Non-GAAP gross profit	$319,304	$249,372	$185,152

Non-GAAP Recurring Gross Profit

We define non-GAAP recurring gross profit as revenues from our GAAP SaaS and support and subscription license less GAAP SaaS and support cost of revenues adjusted for the portion of cost related to stock-based compensation expense and amortization of intangible assets. We believe non-GAAP recurring gross profit provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of recurring gross profit as management is focused on increasing sales associated with our recurring revenue stream.

The following table provides a reconciliation of recurring gross profit to non-GAAP recurring gross profit (in thousands):

	Year Ended June 30,
	2024	2023	2022
SaaS and support	$315,960	$252,310	$192,980
Subscription license	60,682	48,970	44,202
Total recurring revenues	376,642	301,280	237,182
Cost of revenues - SaaS and support	59,831	53,022	51,177
Total cost of recurring revenues	59,831	53,022	51,177
GAAP recurring gross profit	316,811	248,258	186,005
Adjusted to exclude the following:
Stock-based compensation	2,292	1,705	1,258
Amortization of intangible assets	4,778	4,340	7,877
Non-GAAP recurring gross profit	$323,881	$254,303	$195,140

Non-GAAP Operating Income (Loss)

We define non-GAAP operating income (loss) as GAAP operating loss excluding stock-based compensation expense, amortization of intangible assets, lease modification and impairment, change in fair value of contingent consideration, transaction costs related to acquisitions and certain non-capitalized offering-related expenses and restructuring and other costs. We believe non-GAAP operating income (loss) provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of GAAP operating loss.

The following table provides a reconciliation of GAAP operating loss to non-GAAP operating income (loss) (in thousands):

	Year Ended June 30,
	2024	2023	2022
GAAP operating loss	$(32,191)	$(69,261)	$(99,456)
Adjusted to exclude the following:
Stock-based compensation	59,895	67,769	77,514
Amortization of intangible assets	11,029	10,773	13,519
Lease modification and impairment	—	1,601	—
Change in fair value of contingent consideration	(3,290)	(1,762)	(639)
Transaction costs (1)	2,685	1,366	1,939
Restructuring and other costs	598	—	—
Non-GAAP operating income (loss)	$38,726	$10,486	$(7,123)

(1) Consists of acquisition-related transaction costs and costs related to certain non-capitalized offering-related expenses.

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. Future borrowings under the JPMorgan Credit Facility will bear interest, at our election, at an annual rate based on either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on our total net leverage ratio. Subject to certain exceptions, our total net leverage ratio as of the end of each fiscal quarter may not exceed 3.50 to 1.00. We were in compliance with all of the covenants as of June 30, 2024.

As of June 30, 2024, no amounts have been borrowed under the JPMorgan Credit Facility.

Critical Accounting Policies and Estimates

The process of preparing our consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Actual amounts may differ from these estimates and judgments.

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

We derive our revenues primarily from the Sales of our SaaS solutions, subscriptions to license our on-premises software, provision of support activities and professional services.

The estimates and assumptions requiring significant judgment under our revenue recognition policy are as follows:

Identification of the performance obligations

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

Stock-Based Compensation

We calculate stock-based compensation expense related to stock option awards made to employees, consultants and directors based on the fair value of stock-based awards on the date of grant. We determine the grant date fair value of our stock option awards and stock purchase rights under the 2021 Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing model, and recognize the related stock-based compensation in the consolidated statements of operations on a straight-line basis, over the period in which a participant is required to provide service in exchange for the stock-based award. We recognize forfeitures of stock-based awards as they occur.

We estimate the fair value of the ESPP for calculating stock-based compensation expense at the grant date using the Black-Scholes option-pricing model, which requires us to make subjective assumptions and judgments about the inputs used in the calculation, including the risk-free interest rates, expected term of the awards and the expected volatility of our common stock.

The fair value of restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) is based on the closing price of our common stock on the date of the grant. We recognize stock-based compensation expense for RSUs over the requisite service period, which is generally four years. We recognize stock-based compensation expense for PSUs in the period in which it becomes probable that the performance target will be achieved, using the graded vesting method.

Goodwill

Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in our business combinations. We test goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We have determined that we have one reporting unit for purposes of our annual impairment evaluation. As part of the annual goodwill impairment test, we first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, as a result of its qualitative assessment, the carrying amount of the reporting unit is more than its fair value, an impairment charge in the amount of such excess is recorded to goodwill.

Business Combinations

The allocation of the purchase price in a business combination requires management to make significant estimates and assumptions to assign fair value to tangible and intangible assets acquired and liabilities assumed at the acquisition date. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, discount rates, revenue growth rates, expected lifecycle for acquired technologies, the time and expense to recreate the assets and profit margin a market participant would receive. Such estimates are inherently uncertain and subject to refinement. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. We evaluate these estimates and assumptions and may record any adjustments to the preliminary estimates to goodwill within the measurement period, which is no later than one year from the acquisition date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including foreign currency exchange rate, credit, inflation, and interest rate risks.

Foreign Currency Exchange Rate Risk

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

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during fiscal years 2024, 2023 and 2022. We had one client that represented in excess of 10% of our accounts receivable balance at each of June 30, 2024 and 2023. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

As of June 30, 2024, we had cash and cash equivalents of $208.4 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.

As of June 30, 2024, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility.

Item 8. Financial Statements and Supplementary Data

Intapp, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intapp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intapp, Inc. and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues - Revenue Recognition– Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company derives its revenues from the sale of its SaaS solutions and subscriptions to its term software applications, including support services, as well as the provision of professional services for implementation of its solutions. The majority of the Company’s contracts contain multiple performance obligations. Revenue recognition for contracts with multiple performance obligations requires management judgment, especially in identifying and evaluating the various non-standard terms and conditions in the Company’s contracts with its clients and their effect on reported revenues. Additionally, contracts that contain multiple performance obligations require the Company to identify the performance obligations and allocate the transaction price to each performance obligation using judgment and is generally based on the contractually stated, observable prices of the promised goods and services charged when sold separately.

We identified revenue recognition for material revenue contracts with multiple performance obligations as a critical audit matter because of the significant judgments made by management in evaluating the impact of any non-standard terms or conditions in the contracts that may impact the total transaction price, identification of performance obligations, and the allocation of revenues. Accordingly, performing audit procedures related to these material revenue contracts required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recognition of revenues from material revenue contracts with multiple performance obligations included the following, among others:

•
We tested the effectiveness of controls over revenue recognition, including those over the accounting for non-standard terms, identification of performance obligations, determining the allocation of revenues in arrangements.
•
We evaluated the Company’s accounting policies in the context of the applicable accounting standards.
•
We selected a sample of material revenue arrangements and performed the following procedures:
o
We obtained and read the contracts and related contract documentation.
o
We evaluated whether management properly identified the contract terms (including those that are non-standard) and tested management’s application of the Company's policies, including the identification of the performance obligations, determination of the allocation of revenues in the arrangement.
o
We tested the mathematical accuracy of management's calculations of revenues and the associated timing of revenues recognized in the financial statements.

/s/ Deloitte & Touche LLP

San Jose, California

August 26, 2024

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intapp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intapp, Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 26, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Jose, California

August 26, 2024

INTAPP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$208,370	$130,377
Restricted cash	200	808
Accounts receivable, net of allowance of $1,406 and $994 as of June 30, 2024 and 2023, respectively	95,103	92,973
Unbilled receivables, net	13,300	10,661
Other receivables, net	2,743	878
Prepaid expenses	9,031	7,335
Deferred commissions, current	13,907	11,807
Total current assets	342,654	254,839
Property and equipment, net	18,944	16,366
Operating lease right-of-use assets	21,382	17,180
Goodwill	285,969	278,890
Intangible assets, net	40,293	43,257
Deferred commissions, noncurrent	18,495	16,529
Other assets	5,262	1,846
Total assets	$732,999	$628,907
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,348	$6,018
Accrued compensation	42,066	39,761
Accrued expenses	12,040	11,626
Deferred revenue, net	218,923	191,042
Other current liabilities	14,270	10,902
Total current liabilities	300,647	259,349
Deferred tax liabilities	1,336	1,422
Deferred revenue, noncurrent	3,563	1,355
Operating lease liabilities, noncurrent	19,605	16,195
Other liabilities	4,610	9,378
Total liabilities	329,761	287,699
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding as of June 30, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 74,624 and 68,574 shares issued and outstanding as of June 30, 2024 and 2023, respectively	75	69
Additional paid-in capital	891,681	797,639
Accumulated other comprehensive loss	(1,336)	(1,339)
Accumulated deficit	(487,182)	(455,161)
Total stockholders’ equity	403,238	341,208
Total liabilities and stockholders’ equity	$732,999	$628,907

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2024	2023	2022
Revenues
SaaS and support	$315,960	$252,310	$192,980
Subscription license	60,682	48,970	44,202
Professional services	53,881	49,593	34,889
Total revenues	430,523	350,873	272,071
Cost of revenues
SaaS and support	59,831	53,022	51,177
Professional services	63,830	58,440	47,906
Total cost of revenues	123,661	111,462	99,083
Gross profit	306,862	239,411	172,988
Operating expenses:
Research and development	113,634	93,851	74,412
Sales and marketing	138,176	132,189	111,905
General and administrative	87,243	81,031	86,127
Lease modification and impairment	—	1,601	—
Total operating expenses	339,053	308,672	272,444
Operating loss	(32,191)	(69,261)	(99,456)
Loss on debt extinguishment	—	—	(2,407)
Interest and other income (expense), net	2,285	(659)	(1,250)
Net loss before income taxes	(29,906)	(69,920)	(103,113)
Income tax (expense) benefit	(2,115)	495	3,435
Net loss	$(32,021)	$(69,425)	$(99,678)
Net loss per share, basic and diluted	$(0.45)	$(1.08)	$(1.63)
Weighted-average shares used to compute net loss per share, basic and diluted	71,488	64,295	61,267

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended June 30,
	2024	2023	2022
Net loss	$(32,021)	$(69,425)	$(99,678)
Other comprehensive income (loss):
Foreign currency translation adjustments	3	333	(1,178)
Other comprehensive income (loss):	3	333	(1,178)
Comprehensive loss	$(32,018)	$(69,092)	$(100,856)

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of June 30, 2021	19,034	$144,148	29,445	$29	$128,943	$(494)	$(286,058)	$(157,580)
Conversion of convertible preferred stock to common stock upon initial public offering	(19,034)	(144,148)	19,034	19	144,129	—	—	144,148
Issuance of common stock upon initial public offering, net of offering costs of $9,767	—	—	12,075	12	282,979	—	—	282,991
Issuance of common stock upon exercise of stock options	—	—	1,565	2	10,209	—	—	10,211
Vesting of early exercised stock options	—	—	—	—	2,214	—	—	2,214
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	—	—	551	1	(3,924)	—	—	(3,923)
Issuance of common stock under employee stock purchase plan	—	—	69	—	1,163	—	—	1,163
Stock-based compensation	—	—	—	—	77,514	—	—	77,514
Foreign currency translation adjustments	—	—	—	—	—	(1,178)	—	(1,178)
Net loss	—	—	—	—	—	—	(99,678)	(99,678)
Balance as of June 30, 2022	—	—	62,739	63	643,227	(1,672)	(385,736)	255,882
Issuance of common stock upon follow-on public offering, net of offering costs of $1,565	—	—	2,000	2	68,512	—	—	68,514
Issuance of common stock upon exercise of stock options	—	—	2,313	2	23,454	—	—	23,456
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	—	—	1,353	2	(9,058)	—	—	(9,056)
Issuance of common stock under employee stock purchase plan	—	—	142	—	2,700	—	—	2,700
Stock-based compensation	—	—	—	—	67,769	—	—	67,769
Issuance upon business combination	—	—	27	—	1,035	—	—	1,035
Foreign currency translation adjustments	—	—	—	—	—	333	—	333
Net loss	—	—	—	—	—	—	(69,425)	(69,425)
Balance as of June 30, 2023	—	—	68,574	69	797,639	(1,339)	(455,161)	341,208
Issuance of common stock upon follow-on public offering, net of offering costs of $1,569	—	—	—	—	(4)	—	—	(4)
Issuance of common stock upon exercise of stock options	—	—	3,105	3	30,723	—	—	30,726
Vesting of performance stock units and restricted stock units	—	—	2,808	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	137	—	3,431	—	—	3,431
Stock-based compensation	—	—	—	—	59,895	—	—	59,895
Foreign currency translation adjustments	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(32,021)	(32,021)
Balance as of June 30, 2024	—	$—	74,624	$75	$891,681	$(1,336)	$(487,182)	$403,238

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2024	2023	2022
Cash Flows from Operating Activities:
Net loss	$(32,021)	$(69,425)	$(99,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,704	15,319	16,742
Amortization of operating lease right-of-use assets	4,781	4,639	—
Accounts receivable allowances	3,711	922	541
Stock-based compensation	59,895	67,769	77,514
Lease modification and impairment	—	1,601	—
Loss on debt extinguishment	—	—	2,407
Change in fair value of contingent consideration	(3,290)	(1,762)	(2,776)
Deferred income taxes	(22)	(912)	(4,237)
Other	239	154	(133)
Changes in operating assets and liabilities:
Accounts receivable	(5,138)	(26,402)	(18,205)
Unbilled receivables, current	(2,639)	(3,898)	1,347
Prepaid expenses and other assets	(5,740)	1,261	905
Deferred commissions	(4,066)	(3,394)	(7,977)
Accounts payable and accrued liabilities	9,438	2,313	15,589
Deferred revenue, net	28,261	46,565	35,345
Operating lease liabilities	(4,266)	(5,922)	—
Other liabilities	1,384	(1,341)	(3,148)
Net cash provided by operating activities	67,231	27,487	14,236
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,457)	(2,212)	(554)
Capitalized internal-use software costs	(6,398)	(5,524)	(4,233)
Business combinations, net of cash acquired	(10,973)	(6,604)	(2,500)
Net cash used in investing activities	(19,828)	(14,340)	(7,287)
Cash Flows from Financing Activities:
Payments on borrowings	—	—	(278,000)
Proceeds from public offering, net of underwriting discounts	—	70,080	292,758
Payments for deferred offering costs	(781)	(790)	(4,358)
Proceeds from stock option exercises	30,726	23,456	10,211
Proceeds from employee stock purchase plan	3,431	2,700	1,163
Payments related to tax withholding for vested equity awards	—	(9,056)	(3,923)
Payments of deferred financing costs	—	—	(769)
Payments of deferred contingent consideration and holdback associated with acquisitions	(3,051)	(22,290)	(10,435)
Net cash provided by financing activities	30,325	64,100	6,647
Effect of foreign currency exchange rate changes on cash and cash equivalents	(343)	(373)	(748)
Net increase in cash, cash equivalents and restricted cash	77,385	76,874	12,848
Cash, cash equivalents and restricted cash - beginning of period	131,185	54,311	41,463
Cash, cash equivalents and restricted cash - end of period	$208,570	$131,185	$54,311
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$208,370	$130,377	$50,783
Restricted cash	200	808	3,528
Total cash, cash equivalents and restricted cash	$208,570	$131,185	$54,311

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1	$3	$5,950
Cash paid for income taxes, net of tax refunds	$2,184	$1,812	$864
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$69	$517	$28
Capitalized internal-use software costs in accounts payable and accrued liabilities	$702	$378	$—
Deferred offering costs in accounts payable and accrued liabilities	$—	$776	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$—	$144,148
Vesting of early exercised stock options	$—	$—	$2,214
Deferred consideration included in accounts payable, accrued liabilities and other liabilities	$1,262	$—	$10,390
Issuance of common stock in connection with a business combination	$—	$1,035	$—
Acquisition holdbacks in other liabilities	$1,691	$1,624	$1,500
Fair value of contingent consideration in accrued and other liabilities	$99	$4,317	$4,126
Business combinations, net of cash acquired:
Cash paid	$13,967	$6,711	$2,500
Cash acquired	(2,994)	(107)	—
Total consideration	$10,973	$6,604	$2,500

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

Intapp is a leading global provider of AI-powered solutions for professionals at advisory, capital markets and legal firms. The Company empowers the world’s premier accounting, consulting, investment banking, legal, private capital and real assets firms with the technology they need to operate more competitively, deliver timely insights to their professionals, and meet rapidly changing client, investor, and regulatory requirements. Using the power of Applied AI, its purpose-built vertical software as a service (“SaaS”) solutions accelerate the flow of information firmwide, activate expertise, empower teams, strengthen client relationships, manage risk, and help firms adapt more quickly in a highly complex ecosystem. The Company serves clients primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”). References to “the Company,” “us,” “we,” or “our” in these consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.

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

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and reportable segment.

The Company’s property and equipment are primarily located in the U.S. Information about geographic revenues is included in Note 3.

Revenue Recognition

The Company’s revenues are derived from the sale of its SaaS solutions and subscriptions to its term software applications, including support services, as well as the provision of professional services for the implementation of our solutions.

Revenue is recognized upon the transfer of control of services or to clients in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company applies the following framework to recognize revenues:

•
Identification of the contract, or contracts, with a customer;
•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenues when, or as, the Company satisfies a performance obligation.

The Company records revenues net of applicable sales taxes collected. Sales taxes collected from clients are recorded in other current liabilities in the accompanying consolidated balance sheets and are remitted to state and local taxing jurisdictions based on the filing requirements of each jurisdiction.

SaaS and Support Revenue

SaaS and Support revenues include subscription fees from clients accessing our SaaS solutions, premium support services related to SaaS and subscription licenses, and updates, if any, to the subscribed service during the subscription term. The Company recognizes SaaS and Support revenues ratably over the contract term beginning on the commencement date of each contract, which is the date when the Company’s service is available to our clients. The Company’s contracts with clients typically include a fixed amount of consideration and are generally non-cancellable and without any refund-type provisions. The Company’s SaaS subscriptions are generally sold as annual or multi-year terms with automatic annual renewal provisions on the expiration of the initial term. The initial term of our SaaS contract is generally one to three years in duration. Contracts with termination for convenience provision in certain multi-year contracts are accounted as an annual contract. Invoice is generally billed in advance on an annual basis for the SaaS and support services upon execution of the initial contract or subsequent renewal.

Subscription License Revenue

Subscription license revenue include subscription fees from providing clients with the right to functional intellectual property where clients can benefit from the subscription licenses on their own. Subscription license revenue is recognized at a point in time when control of our term software application is transferred to the client, which generally occurs at the time of delivery or upon commencement of the renewal term. Subscription license fees are generally billed in advance on an annual basis over the term of the license arrangement, which is typically non-cancelable.

Professional Services Revenue

Professional services arrangements sold on a time and materials basis are generally invoiced monthly in arrears and revenues are recognized as services are delivered. In instances where professional services arrangements are sold on a fixed price basis, invoicing occurs upon the achievement of project milestones and revenues are recognized over time using an input measure of time incurred to date relative to total estimated time to be incurred at project completion.

Contracts with Multiple Performance Obligations

The Company reviewed and concluded that each of the SaaS subscription, support services, subscription license and professional services noted above are performance obligations that are capable of being distinct. The Company evaluates the terms and conditions included within our client contracts to ensure appropriate revenue recognition, including whether products and services are considered distinct in the context of the contract and therefore should be accounted for separately or combined. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative SSP basis.

The Company uses historical sales transaction data, market conditions and other observable inputs, to determine the SSP for each distinct performance obligation. The Company’s SSP ranges are reassessed periodically or when facts and circumstances change.

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

Contract Balances

Contract Assets

The Company records contract assets when revenue recognized on a contract exceeds the billings. This generally occurs in multi-year subscription license arrangements where control of the software license is transferred at the inception of the contract, but the client is invoiced annually in advance over the term of the license.

Contract Liabilities

Contract liabilities consist of deferred revenues amounts from invoices related to unsatisfied performance obligation where the Company has the right to invoice in advance of revenue being recognized. Deferred revenue expected to be recognized within twelve months of the balance date is classified as current, while amounts exceeding this period are recorded as noncurrent.

Contract Costs

Contract costs consist of two components, client acquisition costs and costs to fulfill a contract. The Company’s client acquisition costs consist primarily of commissions paid to its sales team. Commissions related to client acquisition and SaaS and support revenues are capitalized and amortized on a straight-line basis over the expected benefit period of up to four years. Commissions related to subscription licenses are expensed when control of the license is transferred to clients. The Company determines the expected useful life based on an estimated benefit period by evaluating our technology development life cycle, expected client relationship period and other factors. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

Costs to fulfill a contract, or fulfillment costs, are only capitalized if they relate directly to a contract with a client, the costs generate or enhance resources that will be used to satisfy performance obligations in the future, and the costs are expected to be recoverable. The Company has not capitalized any fulfillment costs as of June 30, 2024 and 2023.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $1.5 million, $1.3 million and $1.3 million for fiscal years ended June 30, 2024, 2023 and 2022, respectively.

Stock-Based Compensation

Compensation expense related to stock-based awards made to employees, consultants and directors are calculated based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of stock option awards and stock purchase rights under the 2021 Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing model, and restricted stock units based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation for stock option awards and restricted stock units is recognized in the consolidated statements of operations on a straight-line basis, over the period in which a participant is required to provide service in exchange for the stock-based awards, which is generally four years. The Company recognizes compensation expense related to ESPP over the respective offering period, which is 6 months. The Company recognizes forfeitures of stock-based awards as they occur.

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

The Company uses historical experience and future expectations to determine the expected term, and volatility is based on the historical volatilities of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

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

Cash and Cash Equivalents

All highly-liquid investments with a remaining maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds. The fair value of money market funds held was $78.7 million as of June 30, 2024. There were no cash equivalents as of June 30, 2023.

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

Changes in the allowance for expected credit losses are recorded as general and administrative expense in the consolidated statements of operations and were not significant for any of the periods presented.

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

Capitalized Internal-Use Software

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, or costs related to development of our hosted SaaS products are capitalized during the application development stage. Once the products are available for general release, capitalized costs are amortized to cost of revenue on a straight-line basis over its estimated useful life, which is generally four years. Capitalized internal-use software costs are recorded in property and equipment on the Company’s consolidated balance sheets.

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

Intangible assets resulting from the acquisition of entities are estimated by the Company based on the fair value of assets received. The fair value of intangible assets was derived based on the income approach. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions utilized in management’s analysis included revenues and expense forecasts based on trends of historical performance and management’s estimate of future performance, and estimated future cash flows discounted using a weighted-average cost of capital.

Acquired intangible assets consist of client relationships, non-compete agreements, trademarks and trade names, core technology and backlog. Certain assets are being amortized on a straight-line basis over the period of expected benefit with no calculated residual value, as follows:

Description	Period

Client relationships	9 to 15 years

Non-compete agreements	3 to 5 years

Trademarks and trade names	5 years to indefinite

Core technology	2 to 7 years

Backlog	2 years

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

Leases

The Company leases its office space under non-cancelable operating lease agreements. The Company determines whether an arrangement constitutes a lease and records lease liabilities and ROU assets on its consolidated balance sheets at the lease commencement date. Lease liabilities are measured based on the present value of the total lease payments not yet paid, discounted based on either the rate implicit in the lease or the Company’s incremental borrowing rate, whichever is more readily determinable. Lease liabilities due within 12 months are included within other current liabilities on the Company’s consolidated balance sheets. The incremental borrowing rate is based on an estimate of the Company’s expected senior unsecured borrowing rate based on synthetic credit rating, adjusted for collateralization. ROU assets are measured based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the lease commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives received, incurred or payable under the lease. Recognition of rent expense begins when the lessor makes the underlying asset available to the Company.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as foreign currency transaction adjustments within interest and other income (expense) in the consolidated statements of operations.

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

No client individually accounted for 10% or more of the Company’s revenues for any of the fiscal years ended June 30, 2024, 2023 and 2022. As of June 30, 2024 and 2023, one client individually accounted for 16% and 15% of the Company’s total accounts receivable, respectively.

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

Net Loss Per Share

The Company’s basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for the Company’s annual report for fiscal year beginning July 1, 2024, and should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of the adoption on its disclosures.

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

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
U.S.	$292,009	$243,237	$188,971
U.K.	64,199	54,326	45,025
Rest of the world	74,315	53,310	38,075
Total	$430,523	$350,873	$272,071

No country other than those listed above accounted for 10% or more of the Company’s revenues during the fiscal years ended June 30, 2024, 2023 and 2022.

Client Contract — Related Balance Sheet Amounts

Deferred Commissions

The following table summarizes the activity of deferred commissions (in thousands):

	Year Ended June 30,
	2024	2023
Beginning balance	$28,336	$24,942
Additions	18,856	16,242
Recognition of deferred commissions	(14,790)	(12,848)
Ending balance	$32,402	$28,336

Contract Balances

The Company’s contract assets and liabilities were as follows (in thousands):

	June 30, 2024	June 30, 2023
Unbilled accounts receivable(1)	$13,363	$10,765
Deferred revenue, net	222,486	192,397

(1) The long-term portion of $63 and $104 as of June 30, 2024 and 2023, respectively, is included in other assets on the consolidated balance sheets.

There was no allowance for credit losses associated with unbilled receivables as of June 30, 2024 and 2023. During the fiscal year ended June 30, 2024, the Company recognized $190.4 million in revenue pertaining to deferred revenue as of June 30, 2023.

Remaining Performance Obligations

Remaining performance obligations represent non-cancellable contracted revenues that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods. SaaS subscription is typically satisfied over one to three years, subscription license is typically satisfied at a point in time, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services contracts are not included in the performance obligations amount.

As of June 30, 2024, approximately $566.5 million of revenues is expected to be recognized from remaining performance obligations with approximately 55% over the next 12 months and the remainder thereafter.

Note 4. Business Combinations

delphai

On April 3, 2024, the Company, through its wholly-owned subsidiary, acquired a 100% equity interest in delphai GmbH (“delphai”), a company which specializes in applied AI for firmographic data automation, structuring and intelligence. The transaction has been accounted for as a business combination.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, other unidentified assets and acquired workforce. The goodwill recorded is not expected to be deductible for income tax purposes.

Acquisition-related transaction costs of $0.9 million, consisting primarily of third-party professional fees, were expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2024.

The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$11,818
Holdback	1,691
Total purchase consideration	13,509
Goodwill	5,433
Core technology	6,800
Net assets acquired (inclusive of deferred tax assets of $253)	1,276
Total	$13,509

Pro forma financial information related to this acquisition has not been presented as the effects of the acquisition described above were not material to the Company’s consolidated financial results. Revenue and net loss attributable to delphai included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2024 were immaterial.

TDI

On May 1, 2024, the Company, through its wholly-owned subsidiary, acquired a 100% equity interest in Transform Data International B.V. and its subsidiaries (“TDI”), a software and professional services provider and reseller of Intapp's products. The transaction has been accounted for as a business combination.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, other unidentified assets and acquired workforce. The goodwill recorded is not expected to be deductible for income tax purposes.

Acquisition-related transaction costs of $0.7 million, consisting primarily of third-party professional fees, were expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2024.

The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$2,149
Deferred consideration	1,262
Fair value of contingent consideration	99
Total purchase consideration	3,510
Goodwill	1,639
Core technology	1,265
Net assets acquired (inclusive of deferred tax liabilities of $240)	606
Total	$3,510

Pro forma financial information related to this acquisition has not been presented as the effects of the acquisition described above were not material to the Company’s consolidated financial results. Revenue and net loss attributable to TDI included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2024 were immaterial.

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

Note 5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

	Year Ended June 30,
	2024	2023
Balance, beginning of period	$278,890	$269,103
Goodwill acquired during the period	7,072	8,669
Purchase price adjustment	—	784
Foreign currency translation adjustment	7	334
Balance, end of period	$285,969	$278,890

During the fiscal year ended June 30, 2023, the Company recognized a purchase price adjustment of $0.8 million related to the Billstream business acquisition that occurred in June 2022, which increased goodwill and deferred consideration.

No impairment of goodwill has been recorded for the fiscal years ended June 30, 2024, 2023 and 2022.

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	June 30, 2024
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(28,949)	$19,951
Non-compete agreements	3 to 5	4,907	(4,035)	872
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,773)	2,049
Core technology	2 to 7	60,584	(48,054)	12,530
Backlog	2	1,000	(792)	208
Intangible assets, net		$127,896	$(87,603)	$40,293

	June 30, 2023
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(24,341)	$24,559
Non-compete agreements	3 to 5	4,907	(3,383)	1,524
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,270)	2,552
Core technology	4 to 6	52,519	(43,275)	9,244
Backlog	2	1,000	(305)	695
Intangible assets, net		$119,831	$(76,574)	$43,257

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Cost of SaaS and support	$4,778	$4,340	$7,877
Sales and marketing	5,599	5,921	5,214
General and administrative	652	512	428
Total amortization expense	$11,029	$10,773	$13,519

There was no impairment of intangible assets recorded during the fiscal years ended June 30, 2024, 2023 and 2022.

As of June 30, 2024, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025	$11,163
2026	7,835
2027	5,121
2028	4,623
2029	3,252
2030 and thereafter	3,616
Total remaining amortization	$35,610

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

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$78,677	$—	$—	$78,677
Total financial assets	$78,677	$—	$—	$78,677

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$2,405	$2,405
Liability for contingent consideration, non-current portion	—	—	153	153
Total financial liabilities	$—	$—	$2,558	$2,558

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$2,364	$2,364
Liability for contingent consideration, non-current portion	—	—	4,317	4,317
Total financial liabilities	$—	$—	$6,681	$6,681

In connection with the acquisition of TDI, the Company recorded a contingent consideration liability of $0.2 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. In addition, the Company is obligated to pay up to $0.9 million in cash on achievement of certain performance measures and continued employment or service with the Company or its subsidiaries. The fair value of $0.9 million in future compensation costs are accounted for as post-combination compensation costs to be recognized over the required service period.

In connection with the acquisition of Paragon, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The liability of $4.3 million was included in other liabilities on the consolidated balance sheet as of June 30, 2023. The fair value of the contingent consideration was re-measured at $2.4 million and was included in other current liabilities on the consolidated balance sheet as of June 30, 2024.

In connection with the acquisition of Billstream, the Company recorded a contingent consideration liability of $4.1 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The fair value of the contingent consideration was re-measured at $2.4 million and was included in other current liabilities on the balance sheet as of June 30, 2023. During the fiscal year ended June 30, 2024, the Company paid $1.0 million in full consideration for the remaining contingent consideration.

In connection with the acquisition of Repstor Limited (“Repstor”) in June 2021, the Company recorded contingent consideration liabilities representing the amounts payable to former Repstor shareholders based upon the achievement of certain performance measures. During the fiscal year ended June 30, 2023, the Company paid $9.3 million in full consideration for the remaining contingent consideration.

The fair value of the contingent consideration was initially estimated on the acquisition date using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, have been recorded in general and administrative expenses in the consolidated statements of operations. Gains and losses arising from exchange rate fluctuation on these liabilities not denominated in U.S. dollars have been included in interest and other income (expense), net on the consolidated statements of operations.

Changes in the fair value of contingent consideration liabilities during fiscal years ended June 30, 2024 and 2023 were as follows (in thousands):

	Year Ended June 30,
	2024	2023
Balance, beginning of period	$6,681	$13,835
Contingent consideration accrued at acquisition	152	4,317
Payment of contingent consideration	(985)	(9,299)
Change in fair value of contingent consideration	(3,290)	(1,762)
Effect of foreign currency exchange rate changes	—	(410)
Balance, end of period	$2,558	$6,681

Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.

Note 7. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Computer equipment and software	$3,691	$2,290
Capitalized internal-use software	23,701	16,978
Furniture and office equipment	2,403	2,433
Leasehold improvements	5,601	5,897
Construction in progress	163	386
Total property and equipment	35,559	27,984
Less: accumulated depreciation and amortization	(16,615)	(11,618)
Property and equipment, net	$18,944	$16,366

Depreciation expense, excluding the amortization of capitalized internal-use software costs, was $2.1 million, $1.6 million and $1.3 million for fiscal years ended June 30, 2024, 2023 and 2022, respectively.

The Company capitalized $6.8 million, $5.9 million and $4.2 million of costs related to software developed for internal use during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. Amortization expense related to capitalized internal-use software was $3.6 million, $2.9 million and $1.9 million for fiscal years ended June 30, 2024, 2023 and 2022, respectively. The net book value of capitalized internal-use software was $13.5 million and $10.3 million as of June 30, 2024 and 2023, respectively.

Note 8. Leases

The Company leases the majority of its office space in the U.S., U.K., Netherlands, Ukraine, Germany and Singapore under non-cancelable operating lease agreements, which have various expiration dates through November 2030, some of which include options to extend the leases for up to 5 years.

As part of the Company’s continuing assessment of its facilities requirements, during the fiscal year ended June 30, 2023, the Company exited a portion of the leased office space in its headquarters in Palo Alto, California and amended the underlying lease agreement to relieve the Company of certain lease payments. As a result, the Company assessed the operating ROU asset associated with the leased office space and deemed it to be impaired. The Company also assessed the lease liability in view of the amended lease agreement. The Company recorded a net charge of $1.6 million in connection with the impairment of the related operating ROU asset and the reassessment of the operating lease liability, which was included in its consolidated statements of operations for the fiscal year ended June 30, 2023.

In February 2024, the Company further amended the lease in Palo Alto to extend the existing leased office space for an additional 12 months through August 2025. The Company accounted for these lease extensions as lease modifications and recorded an adjustment of $2.2 million and $2.5 million to the operating ROU asset and operating lease liability on the consolidated balance sheets as of June 30, 2024 and 2023, respectively.

The components of lease costs were as follows (in thousands):

	Year Ended June 30,
Operating Leases:	2024	2023
Operating lease cost (1)	$6,353	$6,113
Short-term lease cost	1,290	843
Variable lease cost	455	—

(1) Amount excluded a net charge of $1.6 million related to lease modification and impairment for the fiscal year ended June 30, 2023 as described above.

Rent expense for operating leases recognized prior to the adoption of ASC 842 for the fiscal year ended June 30, 2022 was $9.0 million.

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (in years)	5.3	6.0
Weighted-average discount rate	7.0%	7.1%

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended June 30,
	2024	2023
Cash payments included in the measurement of operating lease liabilities	$5,847	$7,582
ROU assets obtained in exchange for new operating lease liabilities	8,983	3,253

Current operating lease liabilities of $6.0 million and $4.7 million were included in other current liabilities on the Company’s consolidated balance sheets as of June 30, 2024 and 2023, respectively.

As of June 30, 2024, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025	$7,558
2026	5,273
2027	4,324
2028	4,617
2029	5,032
2030 and thereafter	3,760
Total lease payments	30,564
Less: imputed interest	(4,956)
Present value of operating lease liabilities	$25,608

Note 9. Commitments and Contingencies

Other Purchase Commitments

The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2024 are as follows (in thousands):

Year ending June 30,	Amount
2025	$5,459
2026	3,106
2027	2,816
2028	2,879
2029	800
2030 and thereafter	1,600
Total purchase commitments	$16,660

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12 month period to the end of December 2029. As of June 30, 2024, the Company had $94.7 million remaining on this commitment.

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

The Credit Agreement provides that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the Credit Agreement. It also contains affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default. The Company was in compliance with all covenants as of June 30, 2024.

As of June 30, 2024, there were no outstanding borrowings under the JPMorgan Credit Facility.

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

Both the 2021 Plan and ESPP include a provision to increase the share reserves on July 1 of each year through 2031. On July 1, 2024, 4,328,205 and 865,641 shares were added to the 2021 Plan and ESPP, respectively.

As of June 30, 2024, shares of common stock reserved for future issuance were as follows (in thousands):

June 30, 2024
Stock plans:
Outstanding stock options	6,866
Unvested PSUs and RSUs	5,074
Reserved for ESPP	2,764
Reserved for future stock award grants	5,516
Total shares of common stock reserved for issuance	20,220

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

Stock option activity under the Company’s equity incentive plans during the fiscal years ended June 30, 2024 and 2023 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2022	12,773	$10.56	6.5	$65,284
Exercised	(2,313)	10.14
Forfeited	(323)	18.08
Balance as of June 30, 2023	10,137	$10.42	5.5	$319,250
Exercised	(3,105)	9.90
Forfeited	(166)	20.70
Balance as of June 30, 2024	6,866	$10.40	4.4	$180,360
Vested and exercisable as of June 30, 2024	6,632	$10.04	4.3	$176,657
Vested and expected to vest as of June 30, 2024	6,866	$10.40	4.4	$180,360

(1) Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

There were no stock options granted during the fiscal years ended June 30, 2024 and June 30, 2023. The weighted-average grant date fair value of options granted during the fiscal year ended June 30, 2022 was $12.61. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2024, 2023 and 2022 was $86.7 million, $61.3 million and $28.5 million, respectively.

During the fiscal years ended June 30, 2024, 2023 and 2022, the proceeds from option exercises totaled $30.7 million, $23.5 million and $10.2 million, respectively.

PSUs and RSUs

During the fiscal year ended June 30, 2024, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.

PSU activity during the fiscal years ended June 30, 2024 and 2023 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2022	3,470	$26.40
Granted	1,657	17.45
Vested	(1,196)	23.67
Forfeited	(286)	23.80
Balance as of June 30, 2023	3,645	$23.43
Granted	1,229	38.82
Vested	(1,911)	24.64
Forfeited	(413)	26.23
Balance as of June 30, 2024	2,550	$29.48

RSU activity during the fiscal years ended June 30, 2024 and 2023 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2022	1,001	$29.18
Granted	1,843	22.01
Vested	(517)	25.15
Forfeited	(173)	23.50
Balance as of June 30, 2023	2,154	$24.46
Granted	1,647	36.39
Vested	(893)	26.14
Forfeited	(384)	29.72
Balance as of June 30, 2024	2,524	$30.84

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Cost of revenues
Cost of SaaS and support	$2,292	$1,705	$1,258
Cost of professional services	5,030	3,916	3,029
Research and development	14,854	15,186	17,166
Sales and marketing	17,312	20,426	25,428
General and administrative	20,407	26,536	30,633
Total stock-based compensation	$59,895	$67,769	$77,514

The Company recognized related income tax benefit of $1.1 million and $0.7 million for the fiscal years ended June 30, 2024 and 2023, respectively. The related income tax benefit recognized for the fiscal year ended June 30, 2022 was not significant.

As of June 30, 2024, there was approximately $106.9 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.4 years.

2021 Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period that begins on June 1 and December 1 of each year and each offering period consists of one six-month purchase period. During the fiscal years ended June 30, 2024 and 2023, 137,374 shares and 141,547 shares were purchased under the ESPP, respectively.

The fair value of ESPP shares was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended June 30,
	2024	2023	2022
Expected dividend yield	0%	0%	0%
Risk-free interest rate	5.4%	4.9%	0.7%
Expected volatility	46%	48%	40%
Expected term (in years)	0.5	0.7	1.2

As of June 30, 2024, total unrecognized compensation cost related to the ESPP was $0.6 million, which will be amortized over a weighted-average vesting term of 0.4 years.

Note 12. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
U.S.	$(34,220)	$(72,871)	$(104,391)
Foreign	4,314	2,951	1,278
Total	$(29,906)	$(69,920)	$(103,113)

The income tax expense (benefit) consists of the following (in thousands):

	Year Ended June 30,
	2024	2023	2022
Current:
Federal	$—	$(246)	$(48)
State	1,307	226	278
Foreign	830	437	572
	2,137	417	802
Deferred:
Federal	—	(154)	137
State	34	(327)	131
Foreign	(56)	(431)	(4,505)
	(22)	(912)	(4,237)
Income tax expense (benefit)	$2,115	$(495)	$(3,435)

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Federal tax expense (benefit):
At statutory rate	$(6,280)	$(14,683)	$(21,654)
State tax (net of federal benefit)	935	192	140
Research and development credits	(2,943)	(1,888)	1,019
Stock-based compensation	(9,364)	(3,311)	6,828
Acquisition-related transaction costs	162	254	53
Change in valuation allowance	19,448	20,764	10,802
Other	157	(1,823)	(623)
Income tax expense (benefit)	$2,115	$(495)	$(3,435)

Deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2024	2023
Deferred tax assets:
Nondeductible accrued expenses	$3,243	$2,658
Net operating loss carryforwards	31,153	29,054
Research and development credits	9,551	6,634
Section 174 capitalization	47,930	22,934
Stock-based compensation	7,437	11,079
Interest carryforwards	13,765	14,342
Deferred revenue	588	709
Other	67	234
Valuation allowance	(100,543)	(71,911)
Total deferred tax assets	13,191	15,733
Deferred tax liabilities:
Deferred commissions	(6,614)	(5,906)
Fixed assets	(3,089)	(2,479)
Intangible assets	(4,196)	(8,090)
Total deferred tax liabilities	(13,899)	(16,475)
Net deferred tax liabilities	$(708)	$(742)

As of June 30, 2024, the Company has federal, California and other state net operating loss carryforwards of approximately $107.8 million, $49.0 million and $60.6 million, respectively, which expire beginning in the year 2034 for federal and 2029 for California.

As of June 30, 2024, the Company has federal and state research credits carryforwards of approximately $11.7 million and $5.2 million, respectively, expiring beginning in 2027 for federal. The state credits can be carried forward indefinitely.

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

As a result of this analysis as of June 30, 2024 and 2023, the Company has determined that it is more likely than not that it will not realize the benefits of its deferred tax assets due to continuing losses and therefore has recorded a valuation allowance of $100.5 million and $71.9 million, respectively, to reduce the carrying value of its deferred tax assets.

At June 30, 2024, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used to fund operations domestically, settle a portion of the outstanding debt obligations, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $26.2 million. Substantially all of these earnings will not be taxable upon repatriation to the U.S. since under the Tax Cuts and Jobs Act, they will be treated as previously taxed income or benefit from the dividends received deduction. The withholding taxes related to the distributable earnings of the Company’s foreign subsidiaries are not expected to be material.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2024 and 2023, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company does not anticipate any significant increases or decreases to its unrecognized tax benefits in the next 12 months. There is no applicable lapse of the statute of limitations in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities. The Company's tax returns remain open to examination as follows: U.S. federal and states, all tax years; and significant foreign jurisdictions, generally 2018 through 2023.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	June 30,
	2024	2023	2022
Beginning of the year, unrecognized tax benefits	$5,311	$3,811	$2,970
Increases, prior year tax positions	173	532	396
Increases, current year tax positions	1,392	968	445
End of the year, unrecognized tax benefits	$6,876	$5,311	$3,811

As of June 30, 2024 and 2023, unrecognized tax benefits approximated $6.9 million and $5.3 million, respectively, of which none of the tax benefits would affect the effective tax rate if recognized. There are no interest and penalties accrued as of June 30, 2024.

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

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2024	2023	2022
Numerator:
Net loss	$(32,021)	$(69,425)	$(99,678)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	71,488	64,295	61,267
Net loss per share, basic and diluted
Basic and diluted	$(0.45)	$(1.08)	$(1.63)

The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of June 30,
	2024	2023	2022
Outstanding stock options to purchase common stock	6,866	10,137	12,773
Unvested PSUs and RSUs	5,074	5,799	4,471
Shares issuable under ESPP	12	15	18
Shares issuable related to acquisition	63	4	—
Total	12,015	15,955	17,262

Note 14. Employee Benefit Plans

On December 22, 2012, the Company adopted a 401(k) plan (the “401(k) Plan”) for all U.S. employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The Company may make discretionary and matching contributions to the 401(k) Plan. Employees are immediately vested 100% in the Company’s matching contributions. The Company incurred matching expenses of $4.3 million, $3.8 million and $3.0 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The Company also offers pension benefits through company funded employee contributions in the U.K., Australia, Singapore, Germany, Netherlands, Ireland and Canada for employees who have met certain eligibility requirements. The Company incurred employee pension contribution expenses of $2.4 million, $1.7 million and $1.3 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

Note 15. Related Party Transactions

Secondary Offerings

In November 2023, the Company completed a secondary offering in which certain existing stockholders sold 5,000,000 shares of common stock at a price of $39.01 per share. In March 2024, the Company completed a separate secondary offering in which certain existing stockholders sold 7,000,000 shares of common stock at a price of $36.27 per share. The Company did not receive any of the proceeds from the sale of the shares by the existing stockholders. In connection with these offerings, the Company incurred costs of $1.1 million for the fiscal year ended June 30, 2024, which was recorded in general and administrative expenses in the consolidated statements of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2024.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

Michele Murgel, the Company’s Chief People and Places Officer, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on June 13, 2024, which has an end date of February 15, 2025. Ms. Murgel’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 38,533 shares of Intapp common stock and the potential sale of up to 23,172 additional shares of Intapp common stock.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website (investors.intapp.com) under “Corporate Governance.” The Code of Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K by reference or otherwise.

Executive Officers of the Company

Set forth below is certain information, including names, ages, positions, and biographical information, regarding the executive officers of the Company, as of the date hereof.

John Hall (51), Chairman and Chief Executive Officer

John Hall has served as a director and Chief Executive Officer of the Company since 2007. Prior to joining the Company, Mr. Hall was an early executive at VA Linux Systems and helped lead the company from its startup phase to its initial public offering.

David H. Morton, Jr. (52), Chief Financial Officer

David Morton has served as Chief Financial Officer of the Company since August 2023. Prior to joining the Company, Mr. Morton served as chief financial officer of DigiCert, Inc., a cybersecurity company, from November 2021 to August 2023. Prior to DigiCert, Mr. Morton served as chief financial officer at Anaplan, Inc., a SaaS company, from September 2018 to July 2021 and remained as an employee of Anaplan until September 2021. Mr. Morton served as chief accounting officer at Tesla, Inc. from August 2018 to September 2018. Earlier, Mr. Morton served as executive vice president, chief financial officer and principal accounting officer of Seagate Technology, plc, an electronic data storage company from October 2015 to August 2018. Mr. Morton received a B.S. from California State Polytechnic University, Pomona in Business Administration with a major in Finance, Real Estate and Law.

Thad Jampol (48), Co-founder and Chief Product Officer

Thad Jampol is the Co-Founder of the Company and has served as Chief Product Officer of the Company since 2000. Mr. Jampol is the architect of the Intapp Intelligent Cloud platform. Mr. Jampol received a B.S. from the University of California, Los Angeles in Computer Science.

Don Coleman (49), Chief Operating Officer

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

Michele Murgel (63), Chief People and Places Officer

Michele Murgel has served as Chief People and Places Officer of the Company since 2020 and previously served as Senior Vice President of the Company since July 2019. Prior to joining the Company in 2015, Ms. Murgel served as the vice president of human resources at Coupons.com (now Quotient Technology), overseeing all human resources functions through the company’s initial public offering in 2014. Prior to Coupons.com, Ms. Murgel held executive leadership roles with Zappos, Macromedia (which was acquired by Adobe in 2005) and Alias Research (which was acquired by Autodesk in 2006). Ms. Murgel studied at the University of Toronto, Mississauga and graduated from Humber College Institute of Technology and Advanced Learning.

Scott Fitzgerald (50), Chief Marketing Officer

Scott Fitzgerald has served as Chief Marketing Officer of the Company since May 2021. Prior to joining the Company, Mr. Fitzgerald was chief marketing officer of Duck Creek Technologies Inc. from 2017 to May 2021. Prior to joining Duck Creek Technologies Inc., Mr. Fitzgerald was senior vice president of marketing for BlueSnap, Inc. from July 2015 until March 2017. Mr. Fitzgerald has also previously served as vice president, marketing and VP, product line manager of ACI Worldwide, Inc. from September 2010 to July 2015. Mr. Fitzgerald held various leadership positions at CA Technologies from December 2003 to September 2010. Prior to joining CA, Mr. Fitzgerald was with Cisco Systems, Inc. and American Power Conversion, Inc. from 2000 to 2002 and 1996 to 2000, respectively. Mr. Fitzgerald received a B.A. from Union College and an M.B.A. from the Babson F.W. Olin Graduate School of Business.

Ben Harrison (39), President, Industries

Ben Harrison is the Founder of DealCloud and has served as the President, Industries of the Company since February 2024. Mr. Harrison was the President, Financial Services of the Company from 2018 to February 2024. At DealCloud, Mr. Harrison served as the President and Chief Executive Officer and Chief Revenue Officer. Prior to founding DealCloud, Mr. Harrison worked for Falfurrias Capital Partners, a Charlotte-based private equity firm, and also in M&A advisory with Harris Williams & Co. and Edgeview Partners. Mr. Harrison received a B.S.B.A. from the University of North Carolina at Chapel Hill and was awarded the William M. Rawls scholarship.

Additional information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2024.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2024.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Intapp, Inc.	8-K	001-40550	July 6, 2021	3.1

3.2	Amended and Restated Bylaws of Intapp, Inc.	8-K	001-40550	July 6, 2021	3.2

4.1	Description of Capital Stock	10-K	001-40550	September 15, 2021	4.1

10.1+	Intapp, Inc. Amended and Restated 2012 Stock Option and Grant Plan	S-8	333-257507	June 29, 2021	99.1

10.2+	Intapp, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257507	June 29, 2021	99.2

10.3+	Intapp, Inc. 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.3

10.4+	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.4

10.5+	Form of Performance Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.5

10.6+	Form of Stock Option Award Agreement under the 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.6

10.7+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-256812	June 4, 2021	10.9

10.8	Second Amended and Restated Stockholders Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC and Anderson Investments Pte. Ltd.	8-K	001-40550	July 6, 2021	10.1

10.9	Second Amended and Restated Registration Rights Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC, Anderson Investments Pte. Ltd. and the individuals party thereto	8-K	001-40550	July 6, 2021	10.2

10.10+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and John Hall	S-1/A	333-256812	June 24, 2021	10.12

10.11+	Employment Agreement, dated as of June 29, 2021, by and between Intapp, Inc. and Donald Coleman	10-K	001-40550	September 15, 2021	10.11

10.12+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and Thad Jampol	S-1/A	333-256812	June 24, 2021	10.14

10.13+	Employment Agreement between the Company and David Morton, dated July 11, 2023	8-K	001-40550	July 13, 2023	10.1

10.14+	Consulting Agreement, dated March 1, 2016, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.16

10.15+	First Amendment to Consulting Agreement, dated April 28, 2017, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.17

10.16+	Second Amendment to Consulting Agreement, dated January 1, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.18

10.17+	Third Amendment to Consulting Agreement, dated April 29, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.19

10.18+	Fourth Amendment to Consulting Agreement, dated December 18, 2019, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.20

10.19+	Fifth Amendment to Consulting Agreement, dated June 16, 2020, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.21

10.20+	Sixth Amendment to Consulting Agreement, dated June 20, 2021, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1/A	333-256812	June 21, 2021	10.22

10.21†	Credit Agreement, dated as of October 5, 2021, by and among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40550	November 12, 2021	10.1

10.22†	Pledge and Security Agreement, dated as of October 5, 2021, by and among the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	001-40550	November 12, 2021	10.2

10.23	Amendment No. 1 to Credit Agreement and Pledge and Security Agreement, dated as of June 6, 2022, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-40550	September 9, 2022	10.23

10.24+	Seventh Amendment to Consulting Agreement, dated June 23, 2022, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	September 9, 2022	10.24

10.25	Amendment No. 2 to Credit Agreement, dated as of November 17, 2022, by and among the Company, the other loan parties hereto, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40550	February 8, 2023	10.1

10.26+	Eighth Amendment to Consulting Agreement, dated June 23, 2023, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	September 7, 2023	10.26

10.27	Transition and Advisory Agreement between the Company and Stephen Robertson, dated August 7, 2023	8-K/A	001-40550	August 11, 2023	10.1

10.28	Strategic Advisor Agreement between the Company and Stephen Robertson, dated December 29, 2023	10-Q	001-40550	February 8, 2024	10.1

10.29+	Ninth Amendment to Consulting Agreement, dated June 30, 2024, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.					X

10.30+	Employment Agreement, dated as of June 29, 2021, by and between Intapp, Inc. and Ben Harrison					X

19.1	Insider Trading Policy	10-K	001-40550	September 7, 2023	19.1

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (included in signature pages hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

+	Indicates a management contract or compensatory plan
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

Intapp, Inc.

Date: August 26, 2024	By:	/s/ John Hall
Name: John Hall
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2024	By:	/s/ David Morton
Name: David Morton
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

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

Name	Title	Date

/s/ John Hall	Chief Executive Officer and Director (principal executive officer)	August 26, 2024
John Hall

/s/ David Morton	Chief Financial Officer (principal financial and accounting officer)	August 26, 2024
David Morton

/s/ Beverly Allen	Director	August 26, 2024
Beverly Allen

/s/ Ralph Baxter	Director	August 26, 2024
Ralph Baxter

/s/ Martin Fichtner	Director	August 26, 2024
Martin Fichtner

/s/ Nancy Harris	Director	August 26, 2024
Nancy Harris

/s/ Charles Moran	Director	August 26, 2024
Charles Moran

/s/ George Neble	Director	August 26, 2024
George Neble

/s/ Marie Wieck	Director	August 26, 2024
Marie Wieck