Form 10-Q
period 2024-09-30
Intapp, Inc.
filed 2024-11-07
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, the registrant had 77,385,502 shares of common stock outstanding.

Item 1. Financial Statements

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

You should read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$253,847	$208,370
Restricted cash	200	200
Accounts receivable, net of allowance of $1,117 and $1,406 as of September 30, 2024 and June 30, 2024, respectively	62,053	95,103
Unbilled receivables, net	12,777	13,300
Other receivables, net	2,732	2,743
Prepaid expenses	11,294	9,031
Deferred commissions, current	13,678	13,907
Total current assets	356,581	342,654
Property and equipment, net	19,441	18,944
Operating lease right-of-use assets	20,030	21,382
Goodwill	286,472	285,969
Intangible assets, net	37,291	40,293
Deferred commissions, noncurrent	17,057	18,495
Other assets	5,550	5,262
Total assets	$742,422	$732,999
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,013	$13,348
Accrued compensation	33,958	42,066
Accrued expenses	8,600	12,040
Deferred revenue, net	203,114	218,923
Other current liabilities	11,575	14,270
Total current liabilities	273,260	300,647
Deferred tax liabilities	1,298	1,336
Deferred revenue, noncurrent	2,097	3,563
Operating lease liabilities, noncurrent	18,626	19,605
Other liabilities	5,021	4,610
Total liabilities	300,302	329,761
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding as of September 30, 2024 and June 30, 2024, respectively	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 77,285 and 74,624 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	78	75
Additional paid-in capital	934,585	891,681
Accumulated other comprehensive loss	(841)	(1,336)
Accumulated deficit	(491,702)	(487,182)
Total stockholders’ equity	442,120	403,238
Total liabilities and stockholders’ equity	$742,422	$732,999

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2024	2023
Revenues
SaaS	$76,876	$58,913
License	28,492	28,051
Professional services	13,437	14,611
Total revenues	118,805	101,575
Cost of revenues
SaaS	15,318	12,711
License	1,752	1,702
Professional services	14,864	17,160
Total cost of revenues	31,934	31,573
Gross profit	86,871	70,002
Operating expenses:
Research and development	32,427	28,496
Sales and marketing	37,760	34,419
General and administrative	23,938	21,052
Total operating expenses	94,125	83,967
Operating loss	(7,254)	(13,965)
Interest and other income (expense), net	3,422	(943)
Net loss before income taxes	(3,832)	(14,908)
Income tax expense	(688)	(413)
Net loss	$(4,520)	$(15,321)
Net loss per share, basic and diluted	$(0.06)	$(0.22)
Weighted-average shares used to compute net loss per share, basic and diluted	75,604	68,937

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2024	2023
Net loss	$(4,520)	$(15,321)
Other comprehensive income (loss):
Foreign currency translation adjustments	495	(291)
Other comprehensive income (loss):	495	(291)
Comprehensive loss	$(4,025)	$(15,612)

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2024	74,624	$75	$891,681	$(1,336)	$(487,182)	$403,238
Issuance of common stock upon exercise of stock options	2,038	2	22,916	—	—	22,918
Vesting of performance stock units and restricted stock units	623	1	(1)	—	—	—
Stock-based compensation	—	—	19,989	—	—	19,989
Foreign currency translation adjustments	—	—	—	495	—	495
Net loss	—	—	—	—	(4,520)	(4,520)
Balance as of September 30, 2024	77,285	$78	$934,585	$(841)	$(491,702)	$442,120

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	68,574	$69	$797,639	$(1,339)	$(455,161)	$341,208
Issuance of common stock upon exercise of stock options	229	—	2,324	—	—	2,324
Vesting of performance stock units and restricted stock units	575	—	—	—	—	—
Stock-based compensation	—	—	18,757	—	—	18,757
Issuance of common stock upon follow-on public offering, net of offering costs of $1,569	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	(291)	—	(291)
Net loss	—	—	—	—	(15,321)	(15,321)
Balance as of September 30, 2023	69,378	$69	$818,716	$(1,630)	$(470,482)	$346,673

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,520)	$(15,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,467	4,009
Amortization of operating lease right-of-use assets	1,280	1,130
Accounts receivable allowances	550	425
Stock-based compensation	19,989	18,757
Change in fair value of contingent consideration	(1,004)	(1,431)
Deferred income taxes	(48)	(113)
Other	38	38
Changes in operating assets and liabilities:
Accounts receivable	30,207	23,472
Unbilled receivables, current	523	(3,886)
Prepaid expenses and other assets	(2,568)	(1,342)
Deferred commissions	1,667	121
Accounts payable and accrued liabilities	(8,060)	(11,277)
Deferred revenue, net	(17,275)	222
Operating lease liabilities	(1,331)	(1,571)
Other liabilities	531	(1,621)
Net cash provided by operating activities	24,446	11,612
Cash Flows from Investing Activities:
Purchases of property and equipment	(354)	(1,141)
Capitalized internal-use software costs	(1,534)	(1,861)
Business combinations, net of cash acquired	(897)	—
Net cash used in investing activities	(2,785)	(3,002)
Cash Flows from Financing Activities:
Payments for deferred offering costs	—	(633)
Proceeds from stock option exercises	22,918	2,324
Payments of deferred contingent consideration and holdback associated with acquisitions	(1,387)	—
Net cash provided by financing activities	21,531	1,691
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,285	261
Net increase in cash, cash equivalents and restricted cash	45,477	10,562
Cash, cash equivalents and restricted cash - beginning of period	208,570	131,185
Cash, cash equivalents and restricted cash - end of period	$254,047	$141,747
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$253,847	$141,547
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$254,047	$141,747
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$1
Cash paid for income taxes, net of tax refunds	$529	$128
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$45	$175
Capitalized internal-use software costs in accounts payable and accrued liabilities	$742	$—
Deferred offering costs in accounts payable and accrued liabilities	$—	$146
Deferred consideration and acquisition holdbacks in accounts payable, accrued and other liabilities	$3,695	$8,374

See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Intapp, Inc. ("Intapp" or the "Company") is a leading global provider of AI-powered solutions for professionals at advisory, capital markets and legal firms. The Company empowers the world’s premier accounting, consulting, investment banking, legal, private capital and real assets firms with the technology they need to operate more competitively, deliver timely insights to their professionals, and meet rapidly changing client, investor, and regulatory requirements. Using the power of Applied AI, its purpose-built vertical software as a service (“SaaS”) solutions accelerate the flow of information firmwide, activate expertise, empower teams, strengthen client relationships, manage risk, and help firms adapt more quickly in a highly complex ecosystem. The Company serves clients primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”). References to “the Company,” “us,” “we,” or “our” in these unaudited condensed consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 26, 2024. The unaudited condensed consolidated financial statements include accounts of the Company and its consolidated subsidiaries, after eliminating all inter-company transactions and balances.

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.

Certain prior period amounts reported in our unaudited condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Effective July 1, 2024, the Company adjusted the classification of support services related to subscription license to be included within “license” on the unaudited condensed consolidated statements of operations. Prior to July 1, 2024, support services related to subscription license was included in a line item entitled “SaaS and Support.” The presentation of cost of revenues has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenues and cost of revenues did not affect total revenues, operating income, or net income. There was no change to the Company's revenue recognition policy, except for the change in classification noted herein.

Accordingly, effective July 1, 2024, SaaS revenues include subscription fees from clients accessing our SaaS solutions, premium support services related to SaaS, and updates, if any, to the subscribed service during the subscription term. The Company recognizes SaaS revenues ratably over the contract term beginning on the commencement date of each contract, which is the date when the Company’s service is available to clients. License revenues include subscription fees from providing clients with the right to functional intellectual property where clients can benefit from the subscription licenses on their own and support services related to the licenses, which entitles clients to receive technical support and software updates, on a when and if available basis. The Company recognizes license revenues related to subscription fees at a point in time when control of the term software application is transferred to the client, which generally occurs at the time of delivery or upon commencement of the renewal term. The Company recognizes license revenues related to support ratably over the term of the support contract which corresponds to the underlying license agreement.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition including determination of the standalone selling price (“SSP”) of the deliverables included in multiple deliverable revenue arrangements; allowance for credit losses; the depreciable lives of long-lived assets including intangible assets; the expected useful life of deferred commissions; the fair value of stock-based awards; the fair value of assets acquired and liabilities assumed in business combinations; goodwill and long-lived assets impairment assessment; the fair value of contingent consideration liabilities; the incremental borrowing rate used to determine the operating lease liabilities; valuation allowances on deferred tax assets; uncertain tax positions; and loss contingencies. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Concentrations of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with multiple high credit quality financial institutions. The Company is exposed to credit risk for cash and cash equivalents held in financial institutions to the extent that such amounts recorded on the balance sheet are in excess of amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any such losses.

No client individually accounted for 10% or more of the Company’s revenues for either of the three months ended September 30, 2024 and 2023. As of September 30, 2024, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2024, one client individually accounted for 16% of the Company’s total accounts receivable.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance will be applied retrospectively and will be effective for the Company for fiscal year ending June 30, 2025, and for interim periods beginning July 1, 2025. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

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

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
U.S.	$78,572	$69,855
U.K.	20,003	14,726
Rest of the world	20,230	16,994
Total	$118,805	$101,575

No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three months ended September 30, 2024 and 2023.

Deferred Commissions

Deferred commissions were $30.7 million and $32.4 million as of September 30, 2024 and June 30, 2024, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations, was $4.0 million and $3.5 million for the three months ended September 30, 2024 and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	September 30, 2024	June 30, 2024
Unbilled accounts receivable(1)	$12,979	$13,363
Deferred revenue, net	205,211	222,486

(1)
The long-term portion of $202 thousand and $63 thousand as of September 30, 2024 and June 30, 2024, respectively is included in other assets on the unaudited condensed consolidated balance sheets.

There was no allowance for credit losses associated with unbilled receivables as of September 30, 2024 and June 30, 2024. During the three months ended September 30, 2024 and 2023 the Company recognized $88.5 million and $65.3 million in revenue pertaining to deferred revenue as of June 30, 2024 and 2023, respectively.

Remaining Performance Obligations

Remaining performance obligations represent non-cancellable contracted revenues that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods. SaaS subscription is typically satisfied over one to three years, license is typically satisfied at a point in time, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services contracts are not included in the performance obligations amount.

As of September 30, 2024, approximately $549.4 million of revenues is expected to be recognized from remaining performance obligations with approximately 56% over the next 12 months and the remainder thereafter.

Note 4. Business Combinations

In connection with the acquisition of Transform Data International B.V. and its subsidiaries ("TDI") on May 1, 2024, the Company paid $0.9 million to the seller for certain working capital adjustments during the three months ended September 30, 2024. This was included in the purchase price and is recorded in investing activities in the Company's unaudited condensed consolidated statements of cash flows. For further information refer to Note 4, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Note 5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

Carrying Amount
Balance as of June 30, 2024	$285,969
Foreign currency translation adjustment	503
Balance as of September 30, 2024	$286,472

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	September 30, 2024
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(30,051)	$18,849
Non-compete agreements	3 to 5	4,907	(4,198)	709
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,878)	1,944
Core technology	2 to 7	60,584	(49,624)	10,960
Backlog	2	1,000	(854)	146
Intangible assets, net		$127,896	$(90,605)	$37,291

	June 30, 2024
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(28,949)	$19,951
Non-compete agreements	3 to 5	4,907	(4,035)	872
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,773)	2,049
Core technology	2 to 7	60,584	(48,054)	12,530
Backlog	2	1,000	(792)	208
Intangible assets, net		$127,896	$(87,603)	$40,293

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Cost of SaaS	$1,571	$1,055
Sales and marketing	1,268	1,487
General and administrative	163	163
Total amortization expense	$3,002	$2,705

As of September 30, 2024, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remaining 9 months)	$8,161
2026	7,835
2027	5,121
2028	4,623
2029	3,252
2030 and thereafter	3,616
Total remaining amortization	$32,608

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

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$160,373	$—	$—	$160,373
Total financial assets	$160,373	$—	$—	$160,373

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$78,677	$—	$—	$78,677
Total financial assets	$78,677	$—	$—	$78,677

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$154	$154
Liability for contingent consideration, non-current portion	—	—	104	104
Total financial liabilities	$—	$—	$258	$258

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$2,405	$2,405
Liability for contingent consideration, non-current portion	—	—	153	153
Total financial liabilities	$—	$—	$2,558	$2,558

In connection with the acquisition of TDI, the Company is obligated to pay up to $1.1 million in cash on achievement of certain performance measures and in some cases, continued employment or service with the Company or its subsidiaries. The fair value of the contingent consideration liability was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The total fair value of the contingent consideration liability was $0.8 million as of September 30, 2024 and June 30, 2024, of which $0.1 million was included as part of purchase consideration upon acquisition and $0.7 million was accounted for as post-combination compensation costs to be recognized over the required service period. Accordingly, the Company recorded a contingent consideration liability of $0.2 million as of September 30, 2024 and June 30, 2024 in other liabilities on the unaudited condensed consolidated balance sheets.

In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. During the three months ended September 30, 2024, the Company paid $1.4 million related to the contingent consideration. The fair value of the contingent consideration was not material as of September 30, 2024 and was $2.4 million as of June 30, 2024, which was included in other current liabilities on the unaudited condensed consolidated balance sheets.

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

Changes in contingent consideration liabilities were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Balance, beginning of period	$2,558	$6,681
Payment of contingent consideration	(1,387)	—
Change of contingent consideration	(920)	(1,431)
Effect of foreign currency exchange rate changes	7	—
Balance, end of period	$258	$5,250

Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.

Note 7. Internal-Use Software Costs

Capitalized Internal-Use Software

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, or costs related to development of our hosted SaaS products are capitalized during the application development stage. The Company capitalized $1.6 million and $1.5 million of costs related to software developed for internal use during the three months ended September 30, 2024 and 2023, respectively. Capitalized stock-based compensation expense was not material for the periods presented. Amortization expense related to capitalized internal-use software was $0.9 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and was recognized in cost of revenues related to SaaS in the unaudited condensed consolidated statements of operations. The net book value of capitalized internal-use software was $14.2 million and $13.5 million as of September 30, 2024 and June 30, 2024, respectively. Capitalized internal-use software costs are recorded in property and equipment on the Company’s unaudited condensed consolidated balance sheets. The Company has not recorded any impairment charges during the periods presented.

Capitalized Cloud Computing Implementation Costs

Qualifying implementation costs incurred in cloud computing arrangements incurred during the application development stage are capitalized based on the existing guidance for internal-use software, which is presented as part of our prepaid expenses and other assets based on the term of the associated cloud computing arrangement. The capitalized implementation costs are amortized on a straight-line basis over the term of the associated cloud computing arrangement when the module or component of the cloud computing arrangement is ready for its intended use in the same line item as fees for the associated cloud computing arrangement in the unaudited condensed consolidated statements of operations. The Company capitalized $0.8 million and $1.0 million of costs related to cloud computing implementation during the three months ended September 30, 2024 and 2023, respectively. Capitalized stock-based compensation expense was not material for the periods presented. Amortization expense related to capitalized cloud computing implementation costs was $0.1 million and none for the three months ended September 30, 2024 and 2023, respectively. The net book value of capitalized cloud computing implementation costs was $4.8 million as of September 30, 2024, out of which $1.0 million is recorded as part of prepaid expenses and $3.8 million is recorded as part of other assets based on the term of the associated cloud computing arrangement. The net book value of capitalized cloud computing implementation costs was $4.1 million as of June 30, 2024, out of which $0.6 million is recorded as part of prepaid expenses and $3.5 million is recorded as part of other assets based on the term of the associated cloud computing arrangement. The Company has not recorded any impairment charges during the periods presented.

Note 8. Leases

The Company leases the majority of its office space in the U.S., U.K., Netherlands, Ukraine, Germany, and Singapore under non-cancelable operating lease agreements, which have various expiration dates through November 2030, some of which include options to extend the leases for up to 5 years.

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,
Operating Leases:	2024	2023
Operating lease cost	$1,705	$1,500
Short-term lease cost	192	271
Variable lease cost	116	—

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (in years)	5.2	6.0
Weighted-average discount rate	7.0%	7.1%

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Three Months Ended September 30,
	2024	2023
Cash payments included in the measurement of operating lease liabilities	$2,151	$1,695
ROU assets obtained in exchange for new operating lease liabilities	(70)	—

Current operating lease liabilities of $5.6 million and $6.0 million were included in other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, respectively.

As of September 30, 2024, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remaining 9 months)	$5,425
2026	5,365
2027	4,380
2028	4,687
2029	5,124
2030 and thereafter	3,828
Total lease payments	28,809
Less: imputed interest	(4,603)
Present value of operating lease liabilities	$24,206

Note 9. Commitments and Contingencies

Other Purchase Commitments

The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. There were no material purchase commitments that were entered into during the three months ended September 30, 2024.

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12-month period to the end of December 2029. As of September 30, 2024, the Company had $90.9 million remaining on this commitment.

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

The Company was in compliance with all covenants as of September 30, 2024. As of September 30, 2024 and June 30, 2024, there were no outstanding borrowings under the JPMorgan Credit Facility.

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

Stock option activity under the Company’s equity incentive plans during the three months ended September 30, 2024 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2024	6,866	$10.40	4.4	$180,360
Exercised	(2,038)	11.24
Forfeited	(13)	23.23
Balance as of September 30, 2024	4,815	$10.01	4.0	$182,100
Vested and exercisable as of September 30, 2024	4,670	$9.66	3.9	$178,262
Vested and expected to vest as of September 30, 2024	4,815	$10.01	4.0	$182,100

(1)
Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

There were no stock options granted during the three months ended September 30, 2024. The total intrinsic value of stock options exercised and the proceeds from option exercises during the three months ended September 30, 2024 were $67.3 million and $22.9 million, respectively.

PSUs and RSUs

During the three months ended September 30, 2024, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.

PSU activity during the three months ended September 30, 2024 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2024	2,550	$29.48
Granted	1,080	38.34
Vested	(380)	25.54
Forfeited	(15)	33.22
Balance as of September 30, 2024	3,235	$32.88

RSU activity during the three months ended September 30, 2024 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2024	2,524	$30.84
Granted	1,817	43.57
Vested	(243)	30.65
Forfeited	(77)	30.17
Balance as of September 30, 2024	4,021	$36.62

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Cost of revenues
Cost of SaaS	$664	$413
Cost of license	189	128
Cost of professional services	1,379	1,333
Research and development	4,624	4,646
Sales and marketing	5,738	5,339
General and administrative	7,395	6,898
Total stock-based compensation	$19,989	$18,757

During the three months ended September 30, 2024, the Company modified the performance conditions related to certain PSU awards, which results in an improbable-to-probable modification with an increase in unrecognized stock-based compensation expense of approximately $14.8 million to be recognized through the remaining requisite service period.

As of September 30, 2024, there was approximately $200.7 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.7 years.

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

As of September 30, 2024, total unrecognized compensation cost related to the ESPP was $0.2 million, which will be amortized over a weighted-average vesting term of 0.2 years.

Note 12. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three months ended September 30, 2024 and 2023.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities. The Company’s tax returns remain open to examination as follows: U.S. federal and states, all tax years; and significant foreign jurisdictions, generally 2019 through 2024.

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

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2024	2023
Numerator:
Net loss	$(4,520)	$(15,321)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	75,604	68,937
Net loss per share, basic and diluted	$(0.06)	$(0.22)

The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of September 30,
	2024	2023
Outstanding stock options to purchase common stock	4,815	9,839
Unvested PSUs and RSUs	7,256	7,325
Shares issuable under ESPP	67	57
Shares issuable related to acquisition	9	68
Total	12,147	17,289

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notes Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2024. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Cautionary Note regarding Forward-Looking Statements" and "Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.

Overview

We are a leading global provider of AI-powered solutions for professionals at advisory, capital markets and legal firms. Our software helps professionals unlock their teams’ knowledge, relationships, and operational insights to increase value for their firms. Using the power of Applied AI, we make firm and market intelligence easy to find, understand, and use. With Intapp’s portfolio of vertical SaaS solutions, professionals can apply their collective expertise to make smarter decisions, manage risk, and increase competitive advantage. The world’s top firms — across accounting, consulting, investment banking, legal, private capital, and real assets — trust Intapp’s industry-specific platform and solutions to modernize and drive new growth.

Highlights for the three months ended September 30, 2024

During the three months ended September 30, 2024, we generated total revenues of $118.8 million with a gross margin of 73%. Our operating cash flow was $24.4 million. Total cash and cash equivalents as of September 30, 2024 were $253.8 million. Our remaining performance obligations, which represent all future revenue under contract yet to be recognized, were $549.4 million as of September 30, 2024.

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

We generate service revenues primarily from professional services. Our clients utilize these services to configure and implement one or more modules of the Intapp Intelligent Cloud platform, integrate those modules with the existing platform and with other core systems in their IT environment, upgrade their existing deployment, and provide training for their employees. Other professional services include strategic consulting and advisory work, which are generally provided on a standalone basis.

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

Annual Recurring Revenues (“ARR”)

ARR represents the annualized recurring value of all active SaaS and on-premise license contracts at the end of a reporting period. Contracts with a term other than one year are annualized by taking the committed contract value for the current period divided by number of days in that period then multiplying by 365. As a metric, ARR mitigates fluctuations in revenue recognition due to certain factors, including contract term and the sales mix of SaaS contracts and licenses. ARR does not have any standardized meaning and may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenues and deferred revenues and is not intended to be combined with or to replace either of those elements of our financial statements. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our clients.

ARR was $417.2 million and $350.1 million as of September 30, 2024 and 2023, respectively, an increase of 19%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $309.1 million and $242.5 million as of September 30, 2024 and 2023, respectively, an increase of 27%, and represented 74% and 69% of ARR as of September 30, 2024 and 2023, respectively.

Net Revenue Retention ("NRR")

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We upsold additional seats and cross-sold new solutions to our existing clients such that our trailing twelve months’ NRR as of September 30, 2024 was 114%, which is within our expected range of 113% to 117%.

Cloud NRR

Cloud NRR is the portion of our NRR which represents the net revenue retention of our SaaS contracts. We calculate Cloud NRR by starting with the Cloud ARR from the cohort of all clients as of the twelve months prior to the applicable fiscal period, or prior period Cloud ARR. We then calculate the Cloud ARR from these same clients as of the current fiscal period, or current period Cloud ARR. We then divide the current period Cloud ARR by the prior period Cloud ARR to calculate the Cloud NRR. Our trailing twelve months’ Cloud NRR as of September 30, 2024 was 119%.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of September 30, 2024, we had over 2,600 clients. No single client represented more than 10% of total revenues for either of the three months ended September 30, 2024 and 2023.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of September 30, 2024 and 2023, we had 707 and 626 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Certain prior period amounts reported thereto have been reclassified to conform to the current year presentation. Effective July 1, 2024, we adjusted the classification of support services related to subscription license to be included within “license” on the unaudited condensed consolidated statements of operations. Prior to July 1, 2024, support services related to subscription license was included in a line item entitled “SaaS and Support.” The presentation of cost of revenues has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenues and cost of revenues effective as of July 1, 2024 and did not affect total revenues, operating income, or net income. There was no change to the revenue recognition policy, except for the change in classification noted herein.

Revenues

We generate revenues from the sale of our SaaS solutions and premium support services related to SaaS, and subscriptions to our term software applications and support services related to licenses. We generate professional services revenues primarily by delivering professional services for the configuration, implementation and upgrade of our solutions.

SaaS

SaaS revenues include subscription fees from clients accessing our SaaS solutions, premium support services related to SaaS, and updates, if any, to the subscribed service during the subscription term. We recognize SaaS revenues ratably over the contract term beginning on the commencement date of each contract, which is the date when the service is provisioned and made available to our clients. The initial term of our SaaS contracts is generally one to three years in duration.

License

License revenues include subscription fees from providing clients with the right to functional intellectual property where clients can benefit from the subscription licenses on their own and support services related to the licenses, which entitles clients to receive technical support and software updates, on a when and if available basis. We recognize license revenues related to subscription fees at a point in time when control of our term software application is transferred to the client, which generally occurs at the time of delivery or upon commencement of the renewal term. License fees are generally payable in advance on an annual basis over the term of the license arrangement, which is typically non-cancelable. We recognize License revenues related to support ratably over the term of the support contract which corresponds to the underlying license agreement. We expect to continue to generate a relatively consistent stream of license revenues from our existing license clients. However, over time as we focus on new sales of our SaaS solutions and encourage existing license clients to migrate to SaaS solutions, we expect revenues from license to decrease as a percentage of total revenues.

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients and others. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to increase due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners, reflecting our strategy to de-emphasize professional services revenue.

Cost of Revenues

Our cost of revenues consists primarily of expenses related to providing SaaS solutions, premium support services related to SaaS, support services related to license and professional services to our clients, including personnel costs (salaries, bonuses, benefits and stock-based compensation) and related expenses for client support and services personnel, as well as cloud infrastructure costs, third-party expenses, amortization of capitalized internal-use software costs and acquired intangible assets, and allocated overhead costs. We expect our cost of revenues to increase in absolute dollars as we expand our SaaS client base over time as this will result in increased cloud infrastructure costs and increased costs for additional personnel to provide technical support services to our growing client base.

Cost of SaaS

Our cost of SaaS revenues comprises the direct costs to deliver and support our SaaS solutions and premium support services related to SaaS, including personnel costs, allocated overhead costs for facilities and IT, third-party hosting fees related to cloud services, amortization of capitalized internal-use software costs and amortization of acquired intangible assets.

Cost of License

Our cost of license revenues comprises the direct costs to support our license, including personnel costs, and allocated overhead costs for facilities and IT.

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

Sales and Marketing

Our sales and marketing expenses consist primarily of costs incurred for personnel-related costs for our sales and marketing employees as well as sales commissions and benefits, costs of marketing events and online advertising, allocations of various overhead and facilities costs and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefit. In the medium-term, we expect to see an increase in sales and marketing expense as we continue to expand our direct sales force to take advantage of opportunities for growth and increase in in-person meetings, conferences, and attendance at trade shows.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income from our cash and cash equivalents, non-cash interest expense related to the amortization of deferred financing costs, and gains and losses from foreign currency transactions.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Three Months Ended September 30,
	2024		2023
	(in thousands, except for percentages)
Revenues:
SaaS	$76,876	65%	$58,913	58%
License	28,492	24	28,051	28
Professional services	13,437	11	14,611	14
Total revenues	118,805	100	101,575	100
Cost of revenues (1):
SaaS	15,318	13	12,711	13
License	1,752	1	1,702	1
Professional services	14,864	13	17,160	17
Total cost of revenues	31,934	27	31,573	31
Gross profit	86,871	73	70,002	69
Operating expenses (1):
Research and development	32,427	27	28,496	28
Sales and marketing	37,760	32	34,419	34
General and administrative	23,938	20	21,052	21
Total operating expenses	94,125	79	83,967	83
Operating loss	(7,254)	(6)	(13,965)	(14)
Interest and other income (expense), net	3,422	3	(943)	(1)
Net loss before income taxes	(3,832)	(3)	(14,908)	(15)
Income tax expense	(688)	(1)	(413)	—
Net loss	$(4,520)	(4)%	$(15,321)	(15)%

(1) Amounts include stock-based compensation expense as follows:
	Three Months Ended September 30,
	2024		2023
Cost of SaaS	$664	1%	$413	1%
Cost of license	189	—	128	—
Cost of professional services	1,379	1	1,333	1
Research and development	4,624	4	4,646	5
Sales and marketing	5,738	5	5,339	5
General and administrative	7,395	6	6,898	6
Total stock-based compensation expense	$19,989	17%	$18,757	18%

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenues

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS	$76,876	$58,913	$17,963	30%
License	28,492	28,051	441	2%
Professional services	13,437	14,611	(1,174)	(8)%
Total revenues	$118,805	$101,575	$17,230	17%

SaaS revenues increased by $18.0 million, or 30%, in the three months ended September 30, 2024 compared to the same period in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise license solutions to our cloud solutions also contributed to the growth.

License revenues increased by $0.4 million, or 2%, in the three months ended September 30, 2024 compared to the same period in the prior year.

Professional services revenues decreased by $1.2 million, or 8%, in the three months ended September 30, 2024 compared to the same period in the prior year. The decrease in professional services revenue was primarily due to change in mix of resource delivery to our third-party implementation partners.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS	$15,318	$12,711	$2,607	21%
License	1,752	1,702	50	3%
Professional services	14,864	17,160	(2,296)	(13)%
Total cost of revenues	31,934	31,573	361	1%

Gross profit:
SaaS	61,558	46,202	15,356	33%
License	26,740	26,349	391	1%
Professional services	(1,427)	(2,549)	1,122	(44)%
Gross profit	$86,871	$70,002	$16,869	24%

Cost of SaaS

Cost of SaaS revenues increased by $2.6 million, or 21%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase can be attributed to increases in amortization of acquired intangible assets of $0.6 million, allocated overhead costs of $0.5 million, royalty expenses of $0.5 million, cloud hosting costs of $0.4 million and personnel-related costs of $0.4 million as a result of increased headcount.

Cost of License

Cost of license revenues remained relatively flat for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Cost of Professional Services

Cost of professional services revenues decreased by $2.3 million, or 13%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to decreases in personnel-related costs of $1.6 million as a result of decreased headcount, allocated overhead costs of $0.3 million and $0.2 million in travel related expenses.

Gross Profit

Gross profit increased by $16.9 million, or 24%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Of this increase, $15.4 million was attributable to growth in SaaS revenues and a decrease in SaaS costs as a percentage of related revenues and $1.1 million was attributable to a decrease in professional services costs as a percentage of related revenues.

Operating Expenses

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$32,427	$28,496	$3,931	14%
Sales and marketing	37,760	34,419	3,341	10%
General and administrative	23,938	21,052	2,886	14%
Total operating expenses	$94,125	$83,967	$10,158	12%

Research and Development

Research and development expenses increased by $3.9 million, or 14%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Personnel-related costs increased by $2.5 million due to annual salary increases and increased headcount. Contractor costs increased by $0.6 million as we increased contractor resources to support on-going development of our cloud offerings. Allocated overhead costs increased by $0.6 million due to increased headcount.

Sales and Marketing

Sales and marketing expenses increased by $3.3 million, or 10%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Personnel-related costs increased by $2.5 million primarily due to annual salary increases and increased headcount. Sales commissions increased by $0.7 million primarily driven by increased sales. Stock-based compensation expense increased by $0.4 million, primarily due to an increase in stock awards granted.

General and Administrative

General and administrative expenses increased by $2.9 million, or 14%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This was primarily driven by an increase of $2.2 million in personnel-related costs primarily due to annual salary increases and increased headcount. Stock-based compensation expense increased by $0.5 million, primarily due to an increase in stock awards granted.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except for percentages)
Interest and other income (expense), net	$3,422	$(943)	$4,365	(463)%

The change in interest and other income (expense), net, was primarily due to gains from foreign currency transactions and an increase in interest income as we increased our cash held in money market funds.

Income Tax Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(in thousands, except for percentages)
Income tax expense	$(688)	$(413)	$(275)	67%

Income tax expense was $0.7 million for the three months ended September 30, 2024, compared to an income tax expense of $0.4 million for the three months ended September 30, 2023. Our income tax expense during the three months ended September 30, 2024 and 2023 was primarily attributable to income tax expense in a number of U.S. state jurisdictions and foreign jurisdictions.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of September 30, 2024, we had cash and cash equivalents of $253.8 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents as of September 30, 2024, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months and beyond.

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of September 30, 2024, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 10, Debt, to our unaudited condensed consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Three Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$24,446	$11,612
Net cash used in investing activities	(2,785)	(3,002)
Net cash provided by financing activities	21,531	1,691
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,285	261
Net increase in cash, cash equivalents and restricted cash	$45,477	$10,562

Operating Activities

During the three months ended September 30, 2024, net cash provided by operating activities was $24.4 million, as our operating loss of $4.5 million was reduced by $29.0 million of adjustments. These adjustments consisted of $25.3 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization and amortization of operating lease right-of-use assets) and net cash inflow of $3.7 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $30.2 million due to the timing of billing and collections on our outstanding receivables and a decrease in unbilled receivables of $0.5 million, offset by a decrease in deferred revenue of $17.3 million due to the timing of invoicing to our clients, a decrease in accounts payable and accrued liabilities of $8.1 million primarily due to timing of payments and a decrease in operating lease liabilities of $1.3 million due to lease payments.

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

Investing Activities

Net cash used in investing activities consists of purchases of property and equipment, leasehold improvements, and capitalized internal-use software costs.

During the three months ended September 30, 2024, net cash used in investing activities was $2.8 million, consisting of capitalized internal-use software costs of $1.5 million, $0.9 million working capital adjustment related to a prior acquisition and capital expenditures of $0.4 million on property and equipment largely of computer equipment.

During the three months ended September 30, 2023, net cash used in investing activities was $3.0 million, consisting of capitalized internal-use software costs of $1.9 million and capital expenditures of $1.1 million on property and equipment largely of computer software and development costs.

Financing Activities

During the three months ended September 30, 2024, net cash provided by financing activities was $21.5 million, primarily comprised of $22.9 million of proceeds from stock option exercises offset by a $1.4 million payment for contingent consideration related to a prior acquisition.

During the three months ended September 30, 2023, net cash provided by financing activities was $1.7 million, primarily comprised of $2.3 million of proceeds from stock option exercises, offset by $0.6 million of payments related to deferred offering costs in connection with our follow-on public offering.

Material Cash Commitments

There have been no significant changes in our material cash requirements from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 26, 2024.

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. We were in compliance with all of the covenants as of September 30, 2024.

As of September 30, 2024, no amounts have been borrowed under the JPMorgan Credit Facility.

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

There have been no material changes to our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 26, 2024.

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

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three months ended September 30, 2024 and 2023. Clients representing in excess of 10% of our accounts receivable balance at September 30, 2024 and June 30, 2024 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

As of September 30, 2024, we had cash and cash equivalents of $253.8 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.

As of September 30, 2024, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility. For further information refer to Note 10, Debt, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further information on the Credit Agreement and the Security Agreement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

Ben Harrison, the Company’s President, Industries, entered into a Rule 10b5-1 Plan on September 13, 2024, which has an end date of December 31, 2025. Mr. Harrison’s Rule 10b5-1 Plan provides for the potential sale of the net shares of Intapp common stock that Mr. Harrison will receive from the vesting of outstanding awards of PSUs and RSUs granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.

David Morton, the Company’s Chief Financial Officer, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on September 3, 2024, which has an end date of August 29, 2025. Mr. Morton’s Rule 10b5-1 Plan provides for the potential sale of up to 40,000 shares of Intapp common stock from the net shares of Intapp common stock that Mr. Morton will receive from the vesting of certain outstanding awards of PSUs and RSUs granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.

John Hall, the Company’s Chairman and Chief Executive Officer, entered into a Rule 10b5-1 Plan on September 13, 2024, which has an end date of December 31, 2025. Mr. Hall’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 624,000 shares of Intapp common stock and the potential sale of the net shares of Intapp common stock that Mr. Hall will receive from the vesting of outstanding awards of PSUs (beginning with the Company’s February 2025 vesting date) and RSUs granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.

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

Intapp, Inc.

Date: November 7, 2024	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ David Morton
David Morton
Chief Financial Officer (Principal Financial Officer)