Form 10-Q
period 2024-12-31
Intapp, Inc.
filed 2025-02-04
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 28, 2025, the registrant had 79,397,840 shares of common stock outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$285,631	$208,370
Restricted cash	200	200
Accounts receivable, net of allowance of $989 and $1,406 as of December 31, 2024 and June 30, 2024, respectively	87,596	95,103
Unbilled receivables, net	13,786	13,300
Other receivables, net	4,412	2,743
Prepaid expenses	11,284	9,031
Deferred commissions, current	14,232	13,907
Total current assets	417,141	342,654
Property and equipment, net	20,172	18,944
Operating lease right-of-use assets	18,426	21,382
Goodwill	285,907	285,969
Intangible assets, net	34,351	40,293
Deferred commissions, noncurrent	18,335	18,495
Other assets	6,255	5,262
Total assets	$800,587	$732,999
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,631	$13,348
Accrued compensation	35,045	42,066
Accrued expenses	7,266	12,040
Deferred revenue, net	234,962	218,923
Other current liabilities	12,243	14,270
Total current liabilities	306,147	300,647
Deferred tax liabilities	1,255	1,336
Deferred revenue, noncurrent	3,033	3,563
Operating lease liabilities, noncurrent	17,409	19,605
Other liabilities	4,353	4,610
Total liabilities	332,197	329,761
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and June 30, 2024, respectively	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 79,234 and 74,624 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	79	75
Additional paid-in capital	971,631	891,681
Accumulated other comprehensive loss	(1,401)	(1,336)
Accumulated deficit	(501,919)	(487,182)
Total stockholders’ equity	468,390	403,238
Total liabilities and stockholders’ equity	$800,587	$732,999

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenues
SaaS	$79,976	$63,117	$156,852	$122,030
License	28,017	28,135	56,509	56,186
Professional services	13,216	12,681	26,653	27,292
Total revenues	121,209	103,933	240,014	205,508
Cost of revenues
SaaS	16,292	12,810	31,610	25,521
License	1,630	1,606	3,382	3,308
Professional services	14,549	16,353	29,413	33,513
Total cost of revenues	32,471	30,769	64,405	62,342
Gross profit	88,738	73,164	175,609	143,166
Operating expenses:
Research and development	33,325	27,981	65,752	56,477
Sales and marketing	40,791	35,269	78,551	69,688
General and administrative	24,808	20,996	48,746	42,048
Total operating expenses	98,924	84,246	193,049	168,213
Operating loss	(10,186)	(11,082)	(17,440)	(25,047)
Interest and other income (expense), net	(202)	2,057	3,220	1,114
Net loss before income taxes	(10,388)	(9,025)	(14,220)	(23,933)
Income tax benefit (expense)	171	(188)	(517)	(601)
Net loss	$(10,217)	$(9,213)	$(14,737)	$(24,534)
Net loss per share, basic and diluted	$(0.13)	$(0.13)	$(0.19)	$(0.35)
Weighted-average shares used to compute net loss per share, basic and diluted	78,118	70,521	76,861	69,729

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net loss	$(10,217)	$(9,213)	$(14,737)	$(24,534)
Other comprehensive income (loss):
Foreign currency translation adjustments	(560)	352	(65)	61
Other comprehensive income (loss):	(560)	352	(65)	61
Comprehensive loss	$(10,777)	$(8,861)	$(14,802)	$(24,473)

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of September 30, 2024	77,285	$78	$934,585	$(841)	$(491,702)	$442,120
Issuance of common stock upon exercise of stock options	1,123	1	9,665	—	—	9,666
Vesting of performance stock units and restricted stock units	759	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	67	—	1,970	—	—	1,970
Stock-based compensation	—	—	25,411	—	—	25,411
Foreign currency translation adjustments	—	—	—	(560)	—	(560)
Net loss	—	—	—	—	(10,217)	(10,217)
Balance as of December 31, 2024	79,234	$79	$971,631	$(1,401)	$(501,919)	$468,390

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of September 30, 2023	69,378	$69	$818,716	$(1,630)	$(470,482)	$346,673
Issuance of common stock upon exercise of stock options	1,412	2	15,610	—	—	15,612
Vesting of performance stock units and restricted stock units	1,070	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	81	—	1,725	—	—	1,725
Stock-based compensation	—	—	16,508	—	—	16,508
Foreign currency translation adjustments	—	—	—	352	—	352
Net loss	—	—	—	—	(9,213)	(9,213)
Balance as of December 31, 2023	71,941	$72	$852,558	$(1,278)	$(479,695)	$371,657

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Six Months Ended December 31, 2024
	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2024	74,624	$75	$891,681	$(1,336)	$(487,182)	$403,238
Issuance of common stock upon exercise of stock options	3,161	3	32,581	—	—	32,584
Vesting of performance stock units and restricted stock units	1,382	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	67	—	1,970	—	—	1,970
Stock-based compensation	—	—	45,400	—	—	45,400
Foreign currency translation adjustments	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(14,737)	(14,737)
Balance as of December 31, 2024	79,234	$79	$971,631	$(1,401)	$(501,919)	$468,390

	Six Months Ended December 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	68,574	$69	$797,639	$(1,339)	$(455,161)	$341,208
Issuance of common stock upon exercise of stock options	1,641	2	17,934	—	—	17,936
Vesting of performance stock units and restricted stock units	1,645	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	81	—	1,725	—	—	1,725
Stock-based compensation	—	—	35,265	—	—	35,265
Issuance of common stock upon follow-on offering, net of offering costs of $1,569	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	61	—	61
Net loss	—	—	—	—	(24,534)	(24,534)
Balance as of December 31, 2023	71,941	$72	$852,558	$(1,278)	$(479,695)	$371,657

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(14,737)	$(24,534)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,839	7,984
Amortization of operating lease right-of-use assets	2,558	2,282
Accounts receivable allowances	823	1,228
Stock-based compensation	45,400	35,265
Change in fair value of contingent consideration	(1,004)	(2,215)
Deferred income taxes	(74)	(217)
Other	76	77
Changes in operating assets and liabilities:
Accounts receivable	6,465	12,570
Unbilled receivables, current	(486)	(5,774)
Prepaid expenses and other assets	(5,001)	(1,788)
Deferred commissions	(165)	(1,068)
Accounts payable and accrued liabilities	(7,875)	(1,517)
Deferred revenue, net	15,509	4,837
Operating lease liabilities	(2,675)	(2,339)
Other liabilities	2,032	(1,144)
Net cash provided by operating activities	49,685	23,647
Cash Flows from Investing Activities:
Purchases of property and equipment	(416)	(1,354)
Capitalized internal-use software costs	(3,449)	(3,453)
Business combinations, net of cash acquired	(897)	—
Net cash used in investing activities	(4,762)	(4,807)
Cash Flows from Financing Activities:
Payments for deferred offering costs	—	(781)
Proceeds from stock option exercises	32,584	17,936
Proceeds from employee stock purchase plan	1,970	1,725
Payments of deferred contingent consideration and holdback associated with acquisitions	(2,410)	(2,551)
Net cash provided by financing activities	32,144	16,329
Effect of foreign currency exchange rate changes on cash and cash equivalents	194	203
Net increase in cash, cash equivalents and restricted cash	77,261	35,372
Cash, cash equivalents and restricted cash - beginning of period	208,570	131,185
Cash, cash equivalents and restricted cash - end of period	$285,831	$166,557
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$285,631	$166,357
Restricted cash	200	$200
Total cash, cash equivalents and restricted cash	$285,831	$166,557
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$1
Cash paid for income taxes, net of tax refunds	$2,306	$352
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$276	$27
Capitalized internal-use software costs in accounts payable and accrued liabilities	$672	$—
Deferred consideration and acquisition holdbacks in accounts payable, accrued and other liabilities	$2,402	$—
Fair value of contingent consideration in accrued and other liabilities	$305	$—

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

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other period.

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

No client individually accounted for 10% or more of the Company’s revenues for either of the three and six months ended December 31, 2024 and 2023. As of December 31, 2024, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2024, one client individually accounted for 16% of the Company’s total accounts receivable.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASC 220): Disaggregation of Income Statement Expenses, which requires disclosures, on an annual and interim basis, about specific expense categories presented on the income statement. This guidance will be effective for the Company's fiscal year beginning July 1, 2027, and should be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
U.S.	$83,138	$73,163	$161,710	$143,018
U.K.	18,217	13,829	38,220	28,555
Rest of the world	19,854	16,941	40,084	33,935
Total	$121,209	$103,933	$240,014	$205,508

No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three and six months ended December 31, 2024 and 2023.

Deferred Commissions

Deferred commissions were $32.6 million and $32.4 million as of December 31, 2024 and June 30, 2024, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations, was $4.1 million and $8.0 million for the three and six months ended December 31, 2024, respectively, and $3.6 million and $7.1 million for the three and six months ended December 31, 2023. There was no impairment loss in relation to the costs capitalized for the periods presented.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	December 31, 2024	June 30, 2024
Unbilled accounts receivable(1)	$14,003	$13,363
Deferred revenue, net	237,995	222,486

(1)
The long-term portion of $217 thousand and $63 thousand as of December 31, 2024 and June 30, 2024, respectively is included in other assets on the unaudited condensed consolidated balance sheets.

There was no allowance for credit losses associated with unbilled receivables as of December 31, 2024 and June 30, 2024. During the six months ended December 31, 2024 and 2023 the Company recognized $149.3 million and $125.1 million in revenue pertaining to deferred revenue as of June 30, 2024 and 2023, respectively.

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

As of December 31, 2024, approximately $615.3 million of revenues is expected to be recognized from remaining performance obligations with approximately 55% over the next 12 months and the remainder thereafter.

Note 4. Business Combinations

In connection with the acquisition of Transform Data International B.V. and its subsidiaries ("TDI") on May 1, 2024, the Company paid $0.9 million to the seller for certain working capital adjustments during the six months ended December 31, 2024. This was included in the purchase price and is recorded in investing activities in the Company's unaudited condensed consolidated statements of cash flows. For further information refer to Note 4, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Note 5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

Carrying Amount
Balance as of June 30, 2024	$285,969
Foreign currency translation adjustment	(62)
Balance as of December 31, 2024	$285,907

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	December 31, 2024
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(31,150)	$17,750
Non-compete agreements	3 to 5	4,907	(4,361)	546
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,983)	1,839
Core technology	2 to 7	60,584	(51,134)	9,450
Backlog	2	1,000	(917)	83
Intangible assets, net		$127,896	$(93,545)	$34,351

	June 30, 2024
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(28,949)	$19,951
Non-compete agreements	3 to 5	4,907	(4,035)	872
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,773)	2,049
Core technology	2 to 7	60,584	(48,054)	12,530
Backlog	2	1,000	(792)	208
Intangible assets, net		$127,896	$(87,603)	$40,293

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cost of SaaS	$1,509	$1,055	$3,080	$2,110
Sales and marketing	1,268	1,396	2,536	2,883
General and administrative	163	163	326	326
Total amortization expense	$2,940	$2,614	$5,942	$5,319

As of December 31, 2024, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remaining 6 months)	$5,221
2026	7,835
2027	5,121
2028	4,623
2029	3,252
2030 and thereafter	3,616
Total remaining amortization	$29,668

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

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$218,231	$—	$—	$218,231
Total financial assets	$218,231	$—	$—	$218,231

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$78,677	$—	$—	$78,677
Total financial assets	$78,677	$—	$—	$78,677

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$—	$—
Liability for contingent consideration, non-current portion	—	—	305	305
Total financial liabilities	$—	$—	$305	$305

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$2,405	$2,405
Liability for contingent consideration, non-current portion	—	—	153	153
Total financial liabilities	$—	$—	$2,558	$2,558

In connection with the acquisition of TDI, the Company is obligated to pay up to $1.0 million in cash on achievement of certain performance measures and in some cases, continued employment or service with the Company or its subsidiaries. The fair value of the contingent consideration liability was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The total fair value of the contingent consideration liability was $0.8 million as of December 31, 2024 and June 30, 2024, of which $0.1 million was included as part of purchase consideration upon acquisition and $0.7 million was accounted for as post-combination compensation costs to be recognized over the required service period. Accordingly, the Company recorded a contingent consideration liability of $0.3 million as of December 31, 2024 and $0.2 million as of June 30, 2024 in other liabilities on the unaudited condensed consolidated balance sheets.

In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. During the six months ended December 31, 2024, the Company made a fair value adjustment of $1.0 million based on the probability of achieving certain performance measures and paid $1.4 million related to the contingent consideration. Accordingly, the contingent consideration was fully settled as of December 31, 2024, as compared to the fair value of $2.4 million as of June 30, 2024, which was included in other current liabilities on the unaudited condensed consolidated balance sheets.

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

Changes in contingent consideration liabilities were as follows (in thousands):

	Six Months Ended December 31,
	2024	2023
Balance, beginning of period	$2,558	$6,681
Payment of contingent consideration	(1,401)	(985)
Change of contingent consideration	(848)	(2,215)
Effect of foreign currency exchange rate changes	(4)	—
Balance, end of period	$305	$3,481

Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.

Note 7. Internal-Use Software Costs

Capitalized Internal-Use Software

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, or costs related to development of our hosted SaaS products are capitalized during the application development stage. The Company capitalized $3.5 million and $3.1 million of costs related to software developed for internal use during the six months ended December 31, 2024 and 2023, respectively. Capitalized stock-based compensation expense was not material for the periods presented. Amortization expense related to capitalized internal-use software was $0.9 million for the three months ended December 31, 2024 and 2023, and was $1.9 million and $1.7 million for the six months ended December 31, 2024 and 2023, respectively, and was recognized in cost of revenues related to SaaS in the unaudited condensed consolidated statements of operations. The net book value of capitalized internal-use software was $15.1 million and $13.5 million as of December 31, 2024 and June 30, 2024, respectively. Capitalized internal-use software costs are recorded in property and equipment on the Company’s unaudited condensed consolidated balance sheets. The Company has not recorded any impairment charges during the periods presented.

Capitalized Cloud Computing Implementation Costs

Qualifying implementation costs incurred in cloud computing arrangements incurred during the application development stage are capitalized based on the existing guidance for internal-use software, which is presented as part of our prepaid expenses and other assets based on the term of the associated cloud computing arrangement. The capitalized implementation costs are amortized on a straight-line basis over the term of the associated cloud computing arrangement when the module or component of the cloud computing arrangement is ready for its intended use in the same line item as fees for the associated cloud computing arrangement in the unaudited condensed consolidated statements of operations. The Company capitalized $1.9 million and $2.1 million of costs related to cloud computing implementation during the six months ended December 31, 2024 and 2023, respectively. Capitalized stock-based compensation expense was not material for the periods presented. Amortization expense related to capitalized cloud computing implementation costs was $0.2 million and none for the three months ended December 31, 2024 and 2023, respectively. The net book value of capitalized cloud computing implementation costs was $5.7 million as of December 31, 2024, out of which $1.3 million is recorded as part of prepaid expenses and $4.4 million is recorded as part of other assets based on the term of the associated cloud computing arrangement. The net book value of capitalized cloud computing implementation costs was $4.1 million as of June 30, 2024, out of which $0.6 million is recorded as part of prepaid expenses and $3.5 million is recorded as part of other assets based on the term of the associated cloud computing arrangement. The Company has not recorded any impairment charges during the periods presented.

Note 8. Leases

The Company leases the majority of its office space in the U.S., U.K., Netherlands, Ukraine, Germany, and Singapore under non-cancelable operating lease agreements, which have various expiration dates through November 2030, some of which include options to extend the leases for up to 5 years.

The components of lease costs were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Operating Leases:	2024	2023	2024	2023
Operating lease cost	$1,678	$1,486	$3,383	$2,986
Short-term lease cost	678	406	870	677
Variable lease cost	134	28	250	55

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	5.0	5.8
Weighted-average discount rate	6.9%	7.1%

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Six Months Ended December 31,
	2024	2023
Cash payments included in the measurement of operating lease liabilities	$3,461	$3,102
ROU assets obtained in exchange for new operating lease liabilities	(419)	501

Current operating lease liabilities of $5.1 million and $6.0 million were included in other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, respectively.

As of December 31, 2024, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remaining 6 months)	$3,635
2026	5,259
2027	4,314
2028	4,605
2029	5,018
2030 and thereafter	3,748
Total lease payments	26,579
Less: imputed interest	(4,067)
Present value of operating lease liabilities	$22,512

Note 9. Commitments and Contingencies

Other Purchase Commitments

The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. There were no material purchase commitments that were entered into during the six months ended December 31, 2024.

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12-month period to the end of December 2029. As of December 31, 2024, the Company had $86.5 million remaining on this commitment.

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

The Company was in compliance with all covenants as of December 31, 2024. As of December 31, 2024 and June 30, 2024, there were no outstanding borrowings under the JPMorgan Credit Facility.

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

Stock option activity under the Company’s equity incentive plans during the six months ended December 31, 2024 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2024	6,866	$10.40	4.4	$180,360
Exercised	(3,161)	10.31
Forfeited	(24)	22.61
Balance as of December 31, 2024	3,681	$10.40	3.9	$197,632
Vested and exercisable as of December 31, 2024	3,604	$10.14	3.8	$194,412
Vested and expected to vest as of December 31, 2024	3,681	$10.40	3.9	$197,632

(1)
Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

There were no stock options granted during the six months ended December 31, 2024. The total intrinsic value of stock options exercised and the proceeds from option exercises during the six months ended December 31, 2024 were $125.9 million and $32.6 million, respectively.

PSUs and RSUs

During the six months ended December 31, 2024, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.

PSU activity during the six months ended December 31, 2024 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2024	2,550	$29.48
Granted	1,091	38.45
Vested	(731)	25.34
Forfeited	(166)	29.22
Balance as of December 31, 2024	2,744	$34.16

RSU activity during the six months ended December 31, 2024 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2024	2,524	$30.84
Granted	1,940	44.35
Vested	(651)	33.33
Forfeited	(177)	33.16
Balance as of December 31, 2024	3,636	$37.49

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Cost of revenues
Cost of SaaS	$851	$427	$1,515	$840
Cost of license	199	159	388	287
Cost of professional services	1,652	1,432	3,031	2,765
Research and development	6,800	4,468	11,424	9,114
Sales and marketing	7,232	4,888	12,970	10,227
General and administrative	8,677	5,134	16,072	12,032
Total stock-based compensation	$25,411	$16,508	$45,400	$35,265

During the six months ended December 31, 2024, the Company modified the performance conditions related to certain PSU awards, which results in an improbable-to-probable modification with an increase in unrecognized stock-based compensation expense of approximately $14.8 million to be recognized through the remaining requisite service period.

As of December 31, 2024, there was approximately $179.4 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.5 years.

2021 Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period that begins on June 1 and December 1 of each year and each offering period consists of one six-month purchase period. During the six months ended December 31, 2024, 67,464 shares were purchased under the ESPP.

As of December 31, 2024, total unrecognized compensation cost related to the ESPP was $0.6 million, which will be amortized over a weighted-average vesting term of 0.4 years.

Note 12. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three and six months ended December 31, 2024 and 2023.

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

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(10,217)	$(9,213)	$(14,737)	$(24,534)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	78,118	70,521	76,861	69,729
Net loss per share, basic and diluted	$(0.13)	$(0.13)	$(0.19)	$(0.35)

The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of December 31,
	2024	2023
Outstanding stock options to purchase common stock	3,681	8,345
Unvested PSUs and RSUs	6,380	6,168
Shares issuable under ESPP	41	10
Shares issuable related to acquisition	9	68
Total	10,111	14,591

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

Highlights for the three months ended December 31, 2024

During the three months ended December 31, 2024, we generated total revenues of $121.2 million with a gross margin of 73%. Our operating cash flow was $25.2 million. Total cash and cash equivalents as of December 31, 2024 were $285.6 million. Our remaining performance obligations, which represent all future revenue under contract yet to be recognized, were $615.3 million as of December 31, 2024.

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

ARR was $437.1 million and $365.0 million as of December 31, 2024 and 2023, respectively, an increase of 20%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $331.1 million and $256.1 million as of December 31, 2024 and 2023, respectively, an increase of 29%, and represented 76% and 70% of ARR as of December 31, 2024 and 2023, respectively.

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We upsold additional seats and cross-sold new solutions to our existing clients such that our trailing twelve months’ NRR as of December 31, 2024 was 113%, which is within our expected range of 113% to 117%.

Cloud NRR

Cloud NRR is the portion of our NRR which represents the net revenue retention of our SaaS contracts. We calculate Cloud NRR by starting with the Cloud ARR from the cohort of all clients as of the twelve months prior to the applicable fiscal period, or prior period Cloud ARR. We then calculate the Cloud ARR from these same clients as of the current fiscal period, or current period Cloud ARR. We then divide the current period Cloud ARR by the prior period Cloud ARR to calculate the Cloud NRR. Our trailing twelve months’ Cloud NRR as of December 31, 2024 was 119%.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of December 31, 2024, we had over 2,650 clients. No single client represented more than 10% of total revenues for either of the three and six months ended December 31, 2024 and 2023.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of December 31, 2024 and 2023, we had 728 and 649 clients, respectively, with contracts greater than $100,000 of ARR.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
	(in thousands, except for percentages)
Revenues:
SaaS	$79,976	66%	$63,117	61%	$156,852	65%	$122,030	59%
License	28,017	23	28,135	27	56,509	24	56,186	27
Professional services	13,216	11	12,681	12	26,653	11	27,292	13
Total revenues	121,209	100	103,933	100	240,014	100	205,508	100
Cost of revenues (1):
SaaS	16,292	14	12,810	12	31,610	14	25,521	12
License	1,630	1	1,606	2	3,382	1	3,308	2
Professional services	14,549	12	16,353	16	29,413	12	33,513	16
Total cost of revenues	32,471	27	30,769	30	64,405	27	62,342	30
Gross profit	88,738	73	73,164	70	175,609	73	143,166	70
Operating expenses (1):
Research and development	33,325	27	27,981	27	65,752	27	56,477	28
Sales and marketing	40,791	34	35,269	34	78,551	33	69,688	34
General and administrative	24,808	20	20,996	20	48,746	20	42,048	20
Total operating expenses	98,924	81	84,246	81	193,049	80	168,213	82
Operating loss	(10,186)	(8)	(11,082)	(11)	(17,440)	(7)	(25,047)	(12)
Interest and other income (expense), net	(202)	(1)	2,057	2	3,220	1	1,114	—
Net loss before income taxes	(10,388)	(9)	(9,025)	(9)	(14,220)	(6)	(23,933)	(12)
Income tax benefit (expense)	171	1	(188)	—	(517)	—	(601)	—
Net loss	$(10,217)	(8)%	$(9,213)	(9)%	$(14,737)	(6)%	$(24,534)	(12)%

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
Cost of SaaS	$851	1%	$427	1%	$1,515	1%	$840	1%
Cost of license	199	—	159	—	388	—	287	—
Cost of professional services	1,652	1	1,432	1	3,031	1	2,765	1
Research and development	6,800	6	4,468	4	11,424	5	9,114	4
Sales and marketing	7,232	6	4,888	5	12,970	5	10,227	5
General and administrative	8,677	7	5,134	5	16,072	7	12,032	6
Total stock-based compensation expense	$25,411	21%	$16,508	16%	$45,400	19%	$35,265	17%

Comparison of the Three and Six Months Ended December 31, 2024 and 2023

Revenues

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS	$79,976	$63,117	$16,859	27%	$156,852	$122,030	$34,822	29%
License	28,017	28,135	(118)	*	56,509	56,186	323	1%
Professional services	13,216	12,681	535	4%	26,653	27,292	(639)	(2)%
Total revenues	$121,209	$103,933	$17,276	17%	$240,014	$205,508	$34,506	17%

*Not meaningful

SaaS revenues increased by $16.9 million, or 27%, and $34.8 million, or 29%, respectively, in the three and six months ended December 31, 2024 compared to the same period in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise license solutions to our cloud solutions also contributed to the growth.

License revenues remained relatively flat in the three and six months ended December 31, 2024 compared to the same period in the prior year.

Professional services revenues increased by $0.5 million, or 4%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, due to a continuation in demand for implementation, upgrade and migration services consistent with our revenue growth.

Professional services revenues decreased by $0.6 million, or 2%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, due to changes in mix of resource delivery to our third-party implementation partners.

Cost of Revenues and Gross Profit

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS	$16,292	$12,810	$3,482	27%	$31,610	$25,521	$6,089	24%
License	1,630	1,606	24	1%	3,382	3,308	74	2%
Professional services	14,549	16,353	(1,804)	(11)%	29,413	33,513	(4,100)	(12)%
Total cost of revenues	32,471	30,769	1,702	6%	64,405	62,342	2,063	3%

Gross profit:
SaaS	63,684	50,307	13,377	27%	125,242	96,509	28,733	30%
License	26,387	26,529	(142)	(1)%	53,127	52,878	249	*
Professional services	(1,333)	(3,672)	2,339	(64)%	(2,760)	(6,221)	3,461	(56)%
Gross profit	$88,738	$73,164	$15,574	21%	$175,609	$143,166	$32,443	23%

*Not meaningful

Cost of SaaS

Cost of SaaS revenues increased by $3.5 million, or 27%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This was driven by increases in cloud hosting costs of $0.6 million, allocated overhead costs of $0.6 million, personnel-related costs of $0.6 million as a result of increased headcount, amortization of acquired intangible assets costs of $0.5 million, stock-based compensation costs of $0.4 million due to an increase in stock awards granted and royalty expenses of $0.3 million.

Cost of SaaS revenues increased by $6.1 million, or 24%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. This was driven by increases in cloud hosting costs of $1.1 million, allocated overhead costs of $1.0 million, amortization of acquired intangible assets costs of $1.0 million, royalty expenses of $0.9 million, personnel-related costs of $0.9 million as a result of increased headcount and stock-based compensation costs of $0.7 million due to an increase in stock awards granted.

Cost of License

Cost of license revenues remained relatively flat for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Cost of license revenues remain relatively flat for the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Cost of Professional Services

Cost of professional services revenues decreased by $1.8 million, or 11%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to decreases in personnel-related costs of $1.6 million as a result of decreased headcount and subcontractor costs of $0.3 million, partially offset by an increase in stock-based compensation costs of $0.2 million due to an increase in stock awards granted.

Cost of professional services revenues decreased by $4.1 million, or 12%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily due to decreases in personnel-related costs of $3.2 million as a result of decreased headcount, subcontractor costs of $0.5 million and allocated overhead costs of $0.5 million, partially offset by an increase in stock-based compensation costs of $0.3 million due to an increase in stock awards granted.

Gross Profit

Gross profit increased by $15.6 million, or 21%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. Of this increase, $13.4 million was attributable to growth in SaaS revenues and $2.3 million was attributable to a decrease in professional services costs as a percentage of related revenues.

Gross profit increased by $32.4 million, or 23% for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. Of this increase, $28.7 million was attributable to growth in SaaS revenues and a decrease in SaaS costs as a percentage of related revenues and $3.5 million was attributable to a decrease in professional services costs as a percentage of related revenues.

Operating Expenses

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$33,325	$27,981	$5,344	19%	$65,752	$56,477	$9,275	16%
Sales and marketing	40,791	35,269	5,522	16%	78,551	69,688	8,863	13%
General and administrative	24,808	20,996	3,812	18%	48,746	42,048	6,698	16%
Total operating expenses	$98,924	$84,246	$14,678	17%	$193,049	$168,213	$24,836	15%

Research and Development

Research and development expenses increased by $5.3 million, or 19%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This was driven by increases in personnel-related costs of $3.0 million due to annual salary increases and increased headcount, stock-based compensation expense of $2.3 million primarily due to an increase in stock awards granted.

Research and development expenses increased by $9.3 million, or 16%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. This was driven by increases in personnel-related costs of $5.8 million due to annual salary increases and increased headcount, stock-based compensation expense of $2.3 million primarily due to an increase in stock awards granted and allocated overhead costs of $1.4 million due to increased headcount.

Sales and Marketing

Sales and marketing expenses increased by $5.5 million, or 16%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This was driven by increases in personnel-related costs of $2.5 million primarily due to annual salary increases and increased headcount, stock-based compensation expense of $2.3 million primarily due to an increase in stock awards granted and allocated overhead costs of $0.7 million due to increased headcount.

Sales and marketing expenses increased by $8.9 million, or 13%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. This was driven by increases in personnel-related costs of $5.1 million primarily due to annual salary increases and increased headcount, stock-based compensation expense of $2.7 million primarily due to an increase in stock awards granted, allocated overhead costs of $0.8 million due to increased headcount and commissions of $0.7 million due to increased sales.

General and Administrative

General and administrative expenses increased by $3.8 million, or 18%, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This was driven by increases in stock-based compensation expense of $3.5 million mainly due to an increase in stock awards granted and personnel-related costs of $1.8 million primarily due to annual salary increases, partially offset by a decrease of $2.0 million in costs allocated to other functions due to increase headcount in other departments and a $1.0 million decrease in contractor costs.

General and administrative expenses increased by $6.7 million, or 16%, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023. This was driven by increases in stock-based compensation expense of $4.0 million mainly due to an increase in stock awards granted, personnel-related costs of $3.8 million due to annual salary increases and increased headcount, overhead costs of $1.2 million due to changes in fair value of contingent consideration related to prior acquisitions, partially offset by a decrease of $2.7 million in costs allocated to other functions due to increased headcount in other departments.

Interest and Other Income (Expense), Net

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands, except for percentages)
Interest and other income (expense), net	$(202)	$2,057	$(2,259)	(110)%	$3,220	$1,114	$2,106	189%

The change in interest and other income (expense), net, for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, was primarily due to a $3.4 million loss from foreign currency transactions partially offset by a $1.3 million increase in interest income as our cash held in money market funds increased.

The change in interest and other income (expense), net, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023, was primarily due to a $2.5 million increase in interest income as our cash held in money market funds increased.

Income Tax Benefit (Expense)

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
	(in thousands, except for percentages)
Income tax benefit (expense)	$171	$(188)	$359	(191)%	$(517)	$(601)	$84	(14)%

Our income tax benefit (expense) during the three and six months ended December 31, 2024 and 2023 was primarily attributable to income tax expense in a number of U.S. state jurisdictions and foreign jurisdictions.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of December 31, 2024, we had cash and cash equivalents of $285.6 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents as of December 31, 2024, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months and beyond.

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of December 31, 2024, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 10, Debt, to our unaudited condensed consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Six Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$49,685	$23,647
Net cash used in investing activities	(4,762)	(4,807)
Net cash provided by financing activities	32,144	16,329
Effect of foreign currency exchange rate changes on cash and cash equivalents	194	203
Net increase in cash, cash equivalents and restricted cash	$77,261	$35,372

Operating Activities

During the six months ended December 31, 2024, net cash provided by operating activities was $49.7 million, as our operating loss of $14.7 million was reduced by $64.4 million of adjustments. These adjustments consisted of $56.6 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization and amortization of operating lease right-of-use assets) and net cash inflow of $7.8 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue of $15.5 million due to revenue recognition, a decrease in accounts receivable of $6.5 million due to the timing of billing and collections on our outstanding receivables and a $2.1 million increase in other liabilities due to timing of payments, offset by a $7.9 million decrease in accounts payable and accrued liabilities primarily due to payments made within the period, an increase of $5.0 million in prepaid expenses and other assets primarily due to payments made within the period, a decrease in operating lease liabilities of $2.7 million due to lease payments, an increase in unbilled receivables of $0.5 million due to the timing of invoicing to our clients and an increase in deferred commissions of $0.2 million.

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

During the six months ended December 31, 2024, net cash used in investing activities was $4.8 million, consisting of capitalized internal-use software costs of $3.5 million, $0.9 million working capital adjustment related to a prior acquisition and capital expenditures of $0.4 million on property and equipment largely of computer equipment.

During the six months ended December 31, 2023, net cash used in investing activities was $4.8 million, consisting of capitalized internal-use software costs of $3.5 million and capital expenditures of $1.3 million on property and equipment largely of computer software and development costs.

Financing Activities

During the six months ended December 31, 2024, net cash provided by financing activities was $32.1 million, primarily comprised of $32.6 million of proceeds from stock option exercises and $2.0 million of proceeds from the employee stock purchase plan, offset by $2.4 million in payments for contingent consideration and holdbacks related to a prior acquisition.

During the six months ended December 31, 2023, net cash provided by financing activities was $16.3 million, primarily comprised of $17.9 million of proceeds from stock option exercises and $1.7 million of proceeds from the employee stock purchase plan, offset by $2.6 million of payments for the final contingent consideration and cash holdback related to prior acquisitions and $0.7 million of payments related to deferred offering costs in connection with our follow-on public offering.

Material Cash Commitments

There have been no significant changes in our material cash requirements from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 26, 2024.

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. We were in compliance with all of the covenants as of December 31, 2024.

As of December 31, 2024, there were no outstanding borrowings under the JPMorgan Credit Facility.

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

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three and six months ended December 31, 2024 and 2023. Clients representing in excess of 10% of our accounts receivable balance at December 31, 2024 and June 30, 2024 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

As of December 31, 2024, we had cash and cash equivalents of $285.6 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.

As of December 31, 2024, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility. For further information refer to Note 10, Debt, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further information on the Credit Agreement and the Security Agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

Michele Murgel, the Company’s Chief People and Places Officer, entered into a Rule 10b5-1 Plan on December 12, 2024, which has an end date of August 15, 2025. Ms. Murgel’s Rule 10b5-1 Plan provides for the potential sale of up to 31,332 shares of Intapp common stock and the potential sale of the net shares of Intapp common stock that Ms. Murgel will receive from the vesting of certain outstanding awards of PSUs and RSUs granted prior to the adoption of her current Rule 10b5-1 Plan until the plan’s end date.

Nancy Harris, a member of the Company’s Board of Directors, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on December 13, 2024, which has an end date of December 31, 2025. Ms. Harris’s Rule 10b5-1 Plan provides for the potential sale of up to 9,940 shares of Intapp common stock.

Thad Jampol, the Company’s Co-founder and Chief Product Officer, entered into a Rule 10b5-1 Plan on December 13, 2024, which has an end date of April 1, 2026. Mr. Jampol’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 227,928 shares of Intapp common stock and the potential sale of up to 100,000 additional shares of Intapp common stock.

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

Intapp, Inc.

Date: February 4, 2025	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2025	By:	/s/ David Morton
David Morton
Chief Financial Officer (Principal Financial Officer)