Form 10-Q
period 2025-03-31
Intapp, Inc.
filed 2025-05-06
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 29, 2025, the registrant had 80,955,240 shares of common stock outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INTAPP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$323,206	$208,370
Restricted cash	200	200
Accounts receivable, net of allowance of $691 and $1,406 as of March 31, 2025 and June 30, 2024, respectively	61,011	95,103
Unbilled receivables, net	17,566	13,300
Other receivables, net	5,415	2,743
Prepaid expenses	11,425	9,031
Deferred commissions, current	14,157	13,907
Total current assets	432,980	342,654
Property and equipment, net	21,091	18,944
Operating lease right-of-use assets	17,198	21,382
Goodwill	286,159	285,969
Intangible assets, net	31,642	40,293
Deferred commissions, noncurrent	17,549	18,495
Other assets	6,886	5,262
Total assets	$813,505	$732,999
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,746	$13,348
Accrued compensation	40,067	42,066
Accrued expenses	10,740	12,040
Deferred revenue, net	220,417	218,923
Other current liabilities	11,347	14,270
Total current liabilities	297,317	300,647
Deferred tax liabilities	953	1,336
Deferred revenue, noncurrent	2,061	3,563
Operating lease liabilities, noncurrent	16,624	19,605
Other liabilities	4,250	4,610
Total liabilities	321,205	329,761
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding as of March 31, 2025 and June 30, 2024, respectively	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 80,581 and 74,624 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	81	75
Additional paid-in capital	998,236	891,681
Accumulated other comprehensive loss	(1,146)	(1,336)
Accumulated deficit	(504,871)	(487,182)
Total stockholders’ equity	492,300	403,238
Total liabilities and stockholders’ equity	$813,505	$732,999

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenues
SaaS	$84,910	$66,391	$241,762	$188,421
License	31,684	30,946	88,193	87,132
Professional services	12,473	13,302	39,126	40,594
Total revenues	129,067	110,639	369,081	316,147
Cost of revenues
SaaS	16,897	13,355	48,507	38,876
License	1,511	1,547	4,893	4,855
Professional services	14,253	15,679	43,666	49,192
Total cost of revenues	32,661	30,581	97,066	92,923
Gross profit	96,406	80,058	272,015	223,224
Operating expenses:
Research and development	34,089	27,319	99,841	83,796
Sales and marketing	42,258	35,256	120,809	104,944
General and administrative	25,761	24,929	74,507	66,977
Total operating expenses	102,108	87,504	295,157	255,717
Operating loss	(5,702)	(7,446)	(23,142)	(32,493)
Interest and other income, net	3,384	758	6,604	1,872
Net loss before income taxes	(2,318)	(6,688)	(16,538)	(30,621)
Income tax expense	(634)	(202)	(1,151)	(803)
Net loss	$(2,952)	$(6,890)	$(17,689)	$(31,424)
Net loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.23)	$(0.44)
Weighted-average shares used to compute net loss per share, basic and diluted	79,890	72,634	77,856	70,690

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(2,952)	$(6,890)	$(17,689)	$(31,424)
Other comprehensive income (loss):
Foreign currency translation adjustments	255	(72)	190	(11)
Other comprehensive income (loss):	255	(72)	190	(11)
Comprehensive loss	$(2,697)	$(6,962)	$(17,499)	$(31,435)

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss)/ Income	Deficit	Equity
Balance as of December 31, 2024	79,234	$79	$971,631	$(1,401)	$(501,919)	$468,390
Issuance of common stock upon exercise of stock options	505	1	3,554	—	—	3,555
Vesting of performance stock units and restricted stock units	842	1	(1)	—	—	—
Stock-based compensation	—	—	23,052	—	—	23,052
Foreign currency translation adjustments	—	—	—	255	—	255
Net loss	—	—	—	—	(2,952)	(2,952)
Balance as of March 31, 2025	80,581	$81	$998,236	$(1,146)	$(504,871)	$492,300

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	71,941	$72	$852,558	$(1,278)	$(479,695)	$371,657
Issuance of common stock upon exercise of stock options	882	—	7,251	—	—	7,251
Vesting of performance stock units and restricted stock units	563	1	(1)	—	—	—
Stock-based compensation	—	—	14,026	—	—	14,026
Foreign currency translation adjustments	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(6,890)	(6,890)
Balance as of March 31, 2024	73,386	$73	$873,834	$(1,350)	$(486,585)	$385,972

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Nine Months Ended March 31, 2025
	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss)/ Income	Deficit	Equity
Balance as of June 30, 2024	74,624	$75	$891,681	$(1,336)	$(487,182)	$403,238
Issuance of common stock upon exercise of stock options	3,666	4	36,135	—	—	36,139
Vesting of performance stock units and restricted stock units	2,224	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	67	—	1,970	—	—	1,970
Stock-based compensation	—	—	68,452	—	—	68,452
Foreign currency translation adjustments	—	—	—	190	—	190
Net loss	—	—	—	—	(17,689)	(17,689)
Balance as of March 31, 2025	80,581	$81	$998,236	$(1,146)	$(504,871)	$492,300

	Nine Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of June 30, 2023	68,574	$69	$797,639	$(1,339)	$(455,161)	$341,208
Issuance of common stock upon exercise of stock options	2,523	2	25,185	—	—	25,187
Vesting of performance stock units and restricted stock units	2,208	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	81	—	1,725	—	—	1,725
Stock-based compensation	—	—	49,291	—	—	49,291
Issuance of common stock upon follow-on offering, net of offering costs of $1,569	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(31,424)	(31,424)
Balance as of March 31, 2024	73,386	$73	$873,834	$(1,350)	$(486,585)	$385,972

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(17,689)	$(31,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,992	12,006
Amortization of operating lease right-of-use assets	3,786	3,522
Accounts receivable allowances	1,492	2,795
Stock-based compensation	68,115	49,291
Change in fair value of contingent consideration	(1,004)	(1,725)
Deferred income taxes	(385)	(324)
Other	336	115
Changes in operating assets and liabilities:
Accounts receivable	31,438	10,101
Unbilled receivables, current	(4,266)	(5,804)
Prepaid expenses and other assets	(6,701)	(4,135)
Deferred commissions	696	(1,764)
Accounts payable and accrued liabilities	(1,192)	6,266
Deferred revenue, net	(8)	4,933
Operating lease liabilities	(3,684)	(3,483)
Other liabilities	1,260	(218)
Net cash provided by operating activities	85,186	40,152
Cash Flows from Investing Activities:
Purchases of property and equipment	(795)	(1,728)
Capitalized internal-use software costs	(5,495)	(5,217)
Business combinations, net of cash acquired	(897)	—
Net cash used in investing activities	(7,187)	(6,945)
Cash Flows from Financing Activities:
Payments for deferred offering costs	—	(781)
Proceeds from stock option exercises	36,139	25,187
Proceeds from employee stock purchase plan	1,970	1,725
Payments of deferred contingent consideration and holdback associated with acquisitions	(2,410)	(2,551)
Net cash provided by financing activities	35,699	23,580
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,138	(346)
Net increase in cash, cash equivalents and restricted cash	114,836	56,441
Cash, cash equivalents and restricted cash - beginning of period	208,570	131,185
Cash, cash equivalents and restricted cash - end of period	$323,406	$187,626
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$323,206	$187,426
Restricted cash	200	$200
Total cash, cash equivalents and restricted cash	$323,406	$187,626
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$1
Cash paid for income taxes, net of tax refunds	$2,460	$1,715
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$183	$402
Capitalized internal-use software costs in accounts payable and accrued liabilities	$751	$—
Deferred consideration and acquisition holdbacks in accounts payable, accrued and other liabilities	$2,639	$—
Fair value of contingent consideration in accrued and other liabilities	$397	$—
Stock-based compensation expense capitalized in internal-use software costs, net	$233	$—

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

The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other period.

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

No client individually accounted for 10% or more of the Company’s revenues for either of the three and nine months ended March 31, 2025 and 2024. As of March 31, 2025, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2024, one client individually accounted for 16% of the Company’s total accounts receivable.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASC 220): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. The guidance requires disclosures, on an annual and interim basis, about specific expense categories presented on the income statement. This guidance will be effective for the Company's fiscal year beginning July 1, 2027 and for interim periods beginning January 1, 2028, and should be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
U.S.	$84,822	$73,759	$246,532	$216,777
U.K.	20,207	17,299	58,427	45,854
Rest of the world	24,038	19,581	64,122	53,516
Total	$129,067	$110,639	$369,081	$316,147

No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three and nine months ended March 31, 2025 and 2024.

Deferred Commissions

Deferred commissions were $31.7 million and $32.4 million as of March 31, 2025 and June 30, 2024, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations, was $4.1 million and $12.2 million for the three and nine months ended March 31, 2025, respectively, and $3.7 million and $10.8 million for the three and nine months ended March 31, 2024. There was no impairment loss in relation to the costs capitalized for the periods presented.

Contract balances

The Company’s contract assets and liabilities were as follows (in thousands):

	March 31, 2025	June 30, 2024
Unbilled accounts receivable(1)	$17,631	$13,363
Deferred revenue, net	222,478	222,486

(1)
The long-term portion of $65 thousand and $63 thousand as of March 31, 2025 and June 30, 2024, respectively is included in other assets on the unaudited condensed consolidated balance sheets.

There was no allowance for credit losses associated with unbilled receivables as of March 31, 2025 and June 30, 2024. During the nine months ended March 31, 2025 and 2024 the Company recognized $187.8 million and $176.4 million in revenue pertaining to deferred revenue as of June 30, 2024 and 2023, respectively.

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

As of March 31, 2025, approximately $621.5 million of revenues is expected to be recognized from remaining performance obligations with approximately 55% over the next 12 months and the remainder thereafter.

Note 4. Business Combinations

In connection with the acquisition of Transform Data International B.V. and its subsidiaries (“TDI”) on May 1, 2024, the Company paid $0.9 million to the seller for certain working capital adjustments during the nine months ended March 31, 2025. This was included in the purchase price and is recorded in investing activities in the Company's unaudited condensed consolidated statements of cash flows. For further information refer to Note 4, Business Combinations, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

In April 2025, the Company entered into an agreement to acquire all of the issued and outstanding units of TermSheet, LLC, a Delaware limited liability company. See Note 14, Subsequent Events to our unaudited condensed consolidated financial statements for additional information.

Note 5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

Carrying Amount
Balance as of June 30, 2024	$285,969
Foreign currency translation adjustment	190
Balance as of March 31, 2025	$286,159

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	March 31, 2025
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(32,020)	$16,880
Non-compete agreements	3 to 5	4,907	(4,524)	383
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(6,088)	1,734
Core technology	2 to 7	60,584	(52,643)	7,941
Backlog	2	1,000	(979)	21
Intangible assets, net		$127,896	$(96,254)	$31,642

	June 30, 2024
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(28,949)	$19,951
Non-compete agreements	3 to 5	4,907	(4,035)	872
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,773)	2,049
Core technology	2 to 7	60,584	(48,054)	12,530
Backlog	2	1,000	(792)	208
Intangible assets, net		$127,896	$(87,603)	$40,293

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cost of SaaS	$1,509	$1,054	$4,589	$3,164
Sales and marketing	1,038	1,398	3,574	4,281
General and administrative	162	163	488	489
Total amortization expense	$2,709	$2,615	$8,651	$7,934

As of March 31, 2025, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remaining 3 months)	$2,511
2026	7,835
2027	5,121
2028	4,623
2029	3,252
2030 and thereafter	3,617
Total remaining amortization	$26,959

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

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$249,524	$—	$—	$249,524
Total financial assets	$249,524	$—	$—	$249,524

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$78,677	$—	$—	$78,677
Total financial assets	$78,677	$—	$—	$78,677

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$—	$—
Liability for contingent consideration, non-current portion	—	—	397	397
Total financial liabilities	$—	$—	$397	$397

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$2,405	$2,405
Liability for contingent consideration, non-current portion	—	—	153	153
Total financial liabilities	$—	$—	$2,558	$2,558

In connection with the acquisition of TDI, the Company is obligated to pay up to $1.1 million in cash on achievement of certain performance measures and in some cases, continued employment or service with the Company or its subsidiaries. The fair value of the contingent consideration liability was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The total fair value of the contingent consideration liability was $0.8 million as of March 31, 2025 and June 30, 2024, of which $0.1 million was included as part of purchase consideration upon acquisition and $0.7 million was accounted for as post-combination compensation costs to be recognized over the required service period. Accordingly, the Company recorded a contingent consideration liability of $0.4 million as of March 31, 2025 and $0.2 million as of June 30, 2024 in other liabilities on the unaudited condensed consolidated balance sheets.

In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. During the nine months ended March 31, 2025, the Company made a fair value adjustment of $1.0 million based on the probability of achieving certain performance measures and paid $1.4 million related to the contingent consideration. Accordingly, the contingent consideration was nil as of March 31, 2025, as compared to the fair value of $2.4 million as of June 30, 2024, which was included in other current liabilities on the unaudited condensed consolidated balance sheets.

The fair value of the contingent consideration was initially estimated on the acquisition date using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, have been recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations. Gains and losses arising from exchange rate fluctuation on these liabilities not denominated in U.S. dollars have been included in interest and other income, net on the unaudited condensed consolidated statements of operations.

Changes in contingent consideration liabilities were as follows (in thousands):

	Nine Months Ended March 31,
	2025	2024
Balance, beginning of period	$2,558	$6,681
Payment of contingent consideration	(1,401)	(985)
Change of contingent consideration	(761)	(1,725)
Effect of foreign currency exchange rate changes	1	—
Balance, end of period	$397	$3,971

Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.

Note 7. Internal-Use Software Costs

Capitalized Internal-Use Software

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, or costs related to development of our hosted SaaS products are capitalized during the application development stage. Capitalized internal-use software costs are recorded in property and equipment on the Company’s unaudited condensed consolidated balance sheets and the amortization expense was recognized in cost of revenues related to SaaS in the unaudited condensed consolidated statements of operations.

Capitalized internal-use software costs, net consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Capitalized internal-use software costs	$29,256	$23,702
Less: Accumulated amortization	(13,025)	(10,232)
Capitalized internal-use software costs, net	$16,231	$13,470

Activity related to capitalized internal-use software costs was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Additions to capitalized internal-use software (1)	$2,300	$1,764	$5,776	$4,839
Amortization (2)	$921	$872	$2,793	$2,591

(1) Additions to capitalized stock-based compensation costs, which is included in these amounts, were $0.2 million during the three and nine months ended March 31, 2025, respectively, and were not material during the three and nine months ended March 31, 2024.

(2) Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts, was not material during the three and nine months ended March 31, 2025 and 2024, respectively.

The impairment charges during the periods presented were not material.

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

Capitalized cloud computing implementation costs, net consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Capitalized cloud computing implementation costs	$7,444	$4,093
Less: Accumulated amortization	(509)	—
Capitalized cloud computing implementation costs, net	$6,935	$4,093
Capitalized cloud computing implementation costs included in prepaid expenses	$1,693	$595

Activity related to capitalized cloud computing implementation costs was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Additions to capitalized cloud computing implementation costs (1)	$1,351	$1,502	$3,351	$3,588
Amortization (2)	$269	$—	$509	$—

(1) Additions to capitalized stock-based compensation costs, which is included in these amounts, were $0.1 million during the three and nine months ended March 31, 2025, respectively, and were not material during the three and nine months ended March 31, 2024.

(2) Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts, was not material during the three and nine months ended March 31, 2025 and 2024, respectively.

The Company has not recorded any impairment charges during the periods presented.

Note 8. Leases

The Company leases the majority of its office space in the U.S., U.K., Netherlands, Ukraine, Germany, Singapore and Portugal under non-cancelable operating lease agreements, which have various expiration dates through November 2030, some of which include options to extend the leases for up to 5 years.

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Operating Leases:	2025	2024	2025	2024
Operating lease cost	$1,600	$1,634	$4,983	$4,620
Short-term lease cost	564	427	1,434	1,104
Variable lease cost	111	318	361	373

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (in years)	4.9	5.5
Weighted-average discount rate	6.9%	7.2%

The following table presents supplemental cash flow information related to the Company's operating leases (in thousands):

	Nine Months Ended March 31,
	2025	2024
Cash payments included in the measurement of operating lease liabilities	$5,033	$4,579
ROU assets obtained in exchange for new operating lease liabilities	(419)	8,536

Current operating lease liabilities of $4.9 million and $6.0 million were included in other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2025 and June 30, 2024, respectively.

As of March 31, 2025, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2025 (remaining 3 months)	$2,086
2026	5,307
2027	4,344
2028	4,643
2029	5,066
2030 and thereafter	3,784
Total lease payments	25,230
Less: imputed interest	(3,727)
Present value of operating lease liabilities	$21,503

Note 9. Commitments and Contingencies

Other Purchase Commitments

The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. There were no material purchase commitments that were entered into during the nine months ended March 31, 2025.

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12-month period to the end of December 2029. As of March 31, 2025, the Company had $81.6 million remaining on this commitment.

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

The Company was in compliance with all covenants as of March 31, 2025. As of March 31, 2025 and June 30, 2024, there were no outstanding borrowings under the JPMorgan Credit Facility.

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

Stock option activity under the Company’s equity incentive plans during the nine months ended March 31, 2025 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2024	6,866	$10.40	4.4	$180,360
Exercised	(3,666)	9.86
Forfeited	(25)	22.65
Balance as of March 31, 2025	3,175	$10.93	3.9	$150,652
Vested and exercisable as of March 31, 2025	3,149	$10.82	3.9	$149,753
Vested and expected to vest as of March 31, 2025	3,175	$10.93	3.9	$150,652

(1) Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

There were no stock options granted during the nine months ended March 31, 2025. The total intrinsic value of stock options exercised and the proceeds from option exercises during the nine months ended March 31, 2025 were $154.9 million and $36.1 million, respectively.

PSUs and RSUs

During the nine months ended March 31, 2025, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.

PSU activity during the nine months ended March 31, 2025 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2024	2,550	$29.48
Granted	1,091	38.45
Vested	(1,233)	25.93
Forfeited	(168)	29.28
Balance as of March 31, 2025	2,240	$35.81

RSU activity during the nine months ended March 31, 2025 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2024	2,524	$30.84
Granted	2,099	46.23
Vested	(991)	33.80
Forfeited	(266)	34.62
Balance as of March 31, 2025	3,366	$39.26

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cost of revenues
Cost of SaaS	$839	$475	$2,354	$1,315
Cost of license	164	145	552	432
Cost of professional services	1,616	1,336	4,647	4,101
Research and development	6,381	2,509	17,805	11,623
Sales and marketing	6,267	4,207	19,237	14,434
General and administrative	7,448	5,354	23,520	17,386
Total stock-based compensation	$22,715	$14,026	$68,115	$49,291

During the nine months ended March 31, 2025, the Company modified the performance conditions related to certain PSU awards, which results in an improbable-to-probable modification with an increase in unrecognized stock-based compensation expense of approximately $14.8 million to be recognized through the remaining requisite service period.

As of March 31, 2025, there was approximately $160.7 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.5 years.

2021 Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period that begins on June 1 and December 1 of each year and each offering period consists of one six-month purchase period. During the nine months ended March 31, 2025, 67,464 shares were purchased under the ESPP.

As of March 31, 2025, total unrecognized compensation cost related to the ESPP was $0.2 million, which will be amortized over a weighted-average vesting term of 0.2 years.

Note 12. Income Taxes

The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three and nine months ended March 31, 2025 and 2024.

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

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(2,952)	$(6,890)	$(17,689)	$(31,424)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	79,890	72,634	77,856	70,690
Net loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.23)	$(0.44)

The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three and Nine Months Ended March 31,
	2025	2024
Outstanding stock options to purchase common stock	3,175	7,454
Unvested PSUs and RSUs	5,606	5,413
Shares issuable under ESPP	44	43
Shares issuable related to acquisition	—	68
Total	8,825	12,978

Note 14. Subsequent Events

In April 2025, the Company made a $1.2 million payment related to a cash holdback from a prior acquisition.

In April 2025, the Company entered into an agreement to acquire all of the issued and outstanding units of TermSheet, LLC, a Delaware limited liability company (“TermSheet”) for an initial purchase price of $60.0 million (in cash consideration, shares and share units subject to vesting conditions), subject to certain closing adjustments and transaction expenses, plus a maximum $15.0 million in cash payments in the next two fiscal years. TermSheet is a provider of software for real estate teams. The transaction was consummated in April 2025 and is expected to be accounted for as a business combination.

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

Highlights for the three months ended March 31, 2025

During the three months ended March 31, 2025, we generated total revenues of $129.1 million with a gross margin of 75%. Our operating cash flow was $35.5 million. Total cash and cash equivalents as of March 31, 2025 were $323.2 million. Our remaining performance obligations, which represent all future revenue under contract yet to be recognized, were $621.5 million as of March 31, 2025.

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

We have a track record of successfully identifying, acquiring and integrating complementary businesses within the professional and financial services industry. To complement our organic investment in innovation and accelerate our growth, we will continue to evaluate acquisition opportunities that help us extend our platform, broaden and deepen our market leadership, and add new clients.

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

ARR was $454.7 million and $382.7 million as of March 31, 2025 and 2024, respectively, an increase of 19%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $351.8 million and $274.2 million as of March 31, 2025 and 2024, respectively, an increase of 28%, and represented 77% and 72% of ARR as of March 31, 2025 and 2024, respectively.

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

This metric accounts for changes in our recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). We upsold additional seats and cross-sold new solutions to our existing clients such that our trailing twelve months’ NRR as of March 31, 2025 was 113%.

Cloud NRR

Cloud NRR is the portion of our NRR which represents the net revenue retention of our SaaS contracts. We calculate Cloud NRR by starting with the Cloud ARR from the cohort of all clients as of the twelve months prior to the applicable fiscal period, or prior period Cloud ARR. We then calculate the Cloud ARR from these same clients as of the current fiscal period, or current period Cloud ARR. We then divide the current period Cloud ARR by the prior period Cloud ARR to calculate the Cloud NRR. Our trailing twelve months’ Cloud NRR as of March 31, 2025 was 119%.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of March 31, 2025, we had over 2,650 clients. No single client represented more than 10% of total revenues for either of the three and nine months ended March 31, 2025 and 2024.

Our client base includes some of the largest and most reputable professional and financial services firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our professional and financial services clients. As of March 31, 2025 and 2024, we had 748 and 673 clients, respectively, with contracts greater than $100,000 of ARR.

Components of Our Results of Operations

Certain prior period amounts reported have been reclassified to conform to the current year presentation. Effective July 1, 2024, we adjusted the classification of support services related to subscription license to be included within “license” on the unaudited condensed consolidated statements of operations. Prior to July 1, 2024, support services related to subscription license was included in a line item entitled “SaaS and Support.” The presentation of cost of revenues has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenues and cost of revenues effective as of July 1, 2024 and did not affect total revenues, operating income, or net income. There was no change to the revenue recognition policy, except for the change in classification noted herein.

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

Cost of SaaS

Our cost of SaaS revenues comprises the direct costs to deliver and support our SaaS solutions and premium support services related to SaaS, including personnel costs, allocated overhead costs, third-party hosting fees related to cloud services, amortization of capitalized internal-use software costs and amortization of acquired intangible assets.

Cost of License

Our cost of license revenues comprises the direct costs to support our license, including personnel costs, and allocated overhead costs.

Cost of Professional Services

Our cost of professional services revenues comprises the personnel-related costs for our professional services employees and contractors responsible for delivering implementation, upgrade and migration services to our clients. This includes personnel costs and allocated overhead costs. We expect the cost of professional services revenues to increase in absolute dollars as we continue to hire personnel and engage contractors to provide implementation, upgrade and migration services to our growing client base.

Operating Expenses

Research and Development

Our research and development expenses consist primarily of personnel-related costs for engineering and product development employees, costs of third-party services, and allocations of overhead costs, cloud hosting costs and facilities costs. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of costs incurred for personnel-related costs for our sales and marketing employees as well as sales commissions and benefits, costs of marketing events and online advertising, allocations of overhead costs, and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefit. In the medium-term, we expect to see an increase in sales and marketing expense as we continue to expand our direct sales force to take advantage of opportunities for growth and increase in in-person meetings, conferences, and attendance at trade shows.

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

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income from our cash and cash equivalents, gains and losses from foreign currency transactions, and non-cash interest expense related to the amortization of deferred financing costs.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
	(in thousands, except for percentages)
Revenues:
SaaS	$84,910	66%	$66,391	60%	$241,762	66%	$188,421	60%
License	31,684	25	30,946	28	88,193	24	87,132	28
Professional services	12,473	10	13,302	12	39,126	11	40,594	13
Total revenues	129,067	100	110,639	100	369,081	100	316,147	100
Cost of revenues (1):
SaaS	16,897	13	13,355	12	48,507	13	38,876	12
License	1,511	1	1,547	2	4,893	1	4,855	2
Professional services	14,253	11	15,679	14	43,666	12	49,192	15
Total cost of revenues	32,661	25	30,581	28	97,066	26	92,923	29
Gross profit	96,406	75	80,058	72	272,015	74	223,224	71
Operating expenses (1):
Research and development	34,089	26	27,319	25	99,841	27	83,796	27
Sales and marketing	42,258	33	35,256	32	120,809	33	104,944	33
General and administrative	25,761	20	24,929	22	74,507	20	66,977	21
Total operating expenses	102,108	79	87,504	79	295,157	80	255,717	81
Operating loss	(5,702)	(4)	(7,446)	(7)	(23,142)	(6)	(32,493)	(10)
Interest and other income, net	3,384	2	758	1	6,604	2	1,872	—
Net loss before income taxes	(2,318)	(2)	(6,688)	(6)	(16,538)	(4)	(30,621)	(10)
Income tax expense	(634)	—	(202)	—	(1,151)	(1)	(803)	—
Net loss	$(2,952)	(2)%	$(6,890)	(6)%	$(17,689)	(5)%	$(31,424)	(10)%

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
Cost of SaaS	$839	1%	$475	1%	$2,354	1%	$1,315	1%
Cost of license	164	—	145	—	552	—	432	—
Cost of professional services	1,616	1	1,336	1	4,647	1	4,101	1
Research and development	6,381	5	2,509	2	17,805	5	11,623	4
Sales and marketing	6,267	5	4,207	4	19,237	5	14,434	5
General and administrative	7,448	6	5,354	5	23,520	6	17,386	5
Total stock-based compensation expense	$22,715	18%	$14,026	13%	$68,115	18%	$49,291	16%

Comparison of the Three and Nine Months Ended March 31, 2025 and 2024

Revenues

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS	$84,910	$66,391	$18,519	28%	$241,762	$188,421	$53,341	28%
License	31,684	30,946	738	2%	88,193	87,132	1,061	1%
Professional services	12,473	13,302	(829)	(6)%	39,126	40,594	(1,468)	(4)%
Total revenues	$129,067	$110,639	$18,428	17%	$369,081	$316,147	$52,934	17%

SaaS revenues increased by $18.5 million, or 28%, and $53.3 million, or 28%, respectively, in the three and nine months ended March 31, 2025 compared to the same periods in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise license solutions to our cloud solutions also contributed to the growth.

License revenues remained relatively flat in the three and nine months ended March 31, 2025 compared to the same periods in the prior year.

Professional services revenues decreased by $0.8 million, or 6%, and $1.5 million, or 4%, respectively, in the three and nine months ended March 31, 2025 compared to the same periods in the prior year, due to changes in mix of resource delivery to our third-party implementation partners.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS	$16,897	$13,355	$3,542	27%	$48,507	$38,876	$9,631	25%
License	1,511	1,547	(36)	(2)%	4,893	4,855	38	1%
Professional services	14,253	15,679	(1,426)	(9)%	43,666	49,192	(5,526)	(11)%
Total cost of revenues	32,661	30,581	2,080	7%	97,066	92,923	4,143	4%

Gross profit:
SaaS	68,013	53,036	14,977	28%	193,255	149,545	43,710	29%
License	30,173	29,399	774	3%	83,300	82,277	1,023	1%
Professional services	(1,780)	(2,377)	597	(25)%	(4,540)	(8,598)	4,058	(47)%
Gross profit	$96,406	$80,058	$16,348	20%	$272,015	$223,224	$48,791	22%

Cost of SaaS

Cost of SaaS revenues increased by $3.5 million, or 27%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was driven by increases in cloud hosting costs of $0.8 million, allocated overhead costs of $0.7 million, personnel-related costs of $0.6 million as a result of increased headcount, amortization of acquired intangible assets costs of $0.5 million, stock-based compensation costs of $0.4 million due to an increase in stock awards granted and royalty expenses of $0.3 million.

Cost of SaaS revenues increased by $9.6 million, or 25%, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. This was driven by increases in cloud hosting costs of $1.9 million, allocated overhead costs of $1.7 million, personnel-related costs of $1.5 million as a result of increased headcount, amortization of acquired intangible assets costs of $1.4 million, royalty expenses of $1.2 million, and stock-based compensation costs of $1.1 million due to an increase in stock awards granted.

Cost of License

Cost of license revenues remained relatively flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Cost of license revenues remained relatively flat for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

Cost of Professional Services

Cost of professional services revenues decreased by $1.4 million, or 9%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to decreases in personnel-related costs of $1.8 million as a result of decreased headcount, partially offset by an increase in stock-based compensation costs of $0.3 million due to an increase in stock awards granted.

Cost of professional services revenues decreased by $5.5 million, or 11%, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to decreases in personnel-related costs of $4.9 million as a result of decreased headcount, subcontractor costs of $0.6 million and allocated overhead costs of $0.6 million, partially offset by an increase in stock-based compensation costs of $0.5 million due to an increase in stock awards granted.

Gross Profit

Gross profit increased by $16.3 million, or 20%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Of this increase, $15.0 million was attributable to growth in SaaS revenues and $0.6 million was attributable to a decrease in professional services costs as a percentage of related revenues.

Gross profit increased by $48.8 million, or 22% for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. Of this increase, $43.7 million was attributable to growth in SaaS revenues and a decrease in SaaS costs as a percentage of related revenues and $4.1 million was attributable to a decrease in professional services costs as a percentage of related revenues.

Operating Expenses

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$34,089	$27,319	$6,770	25%	$99,841	$83,796	$16,045	19%
Sales and marketing	42,258	35,256	7,002	20%	120,809	104,944	15,865	15%
General and administrative	25,761	24,929	832	3%	74,507	66,977	7,530	11%
Total operating expenses	$102,108	$87,504	$14,604	17%	$295,157	$255,717	$39,440	15%

Research and Development

Research and development expenses increased by $6.8 million, or 25%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was driven by increases in stock-based compensation expense of $3.9 million primarily due to an increase in stock awards granted, personnel-related costs of $2.3 million due to annual salary increases and increased headcount and allocated overhead costs of $0.7 million due to increased headcount.

Research and development expenses increased by $16.0 million, or 19%, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. This was driven by increases in personnel-related costs of $8.1 million due to annual salary increases and increased headcount, stock-based compensation expense of $6.2 million primarily due to an increase in stock awards granted, allocated overhead costs of $2.1 million due to increased headcount and subcontractor costs of $0.4 million, partially offset by an increase of capitalized internal-use software costs of $0.8 million.

Sales and Marketing

Sales and marketing expenses increased by $7.0 million, or 20%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was driven by increases in personnel-related costs of $2.7 million primarily due to annual salary increases and increased headcount, stock-based compensation expense of $2.0 million primarily due to an increase in stock awards granted, commissions of $0.8 million due to increased sales, allocated overhead costs of $0.7 million due to increased headcount, and subcontractor costs of $0.6 million.

Sales and marketing expenses increased by $15.9 million, or 15%, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. This was driven by increases in personnel-related costs of $7.8 million primarily due to annual salary increases and increased headcount, stock-based compensation expense of $4.8 million primarily due to an increase in stock awards granted, allocated overhead costs of $1.5 million due to increased headcount, commissions of $1.5 million due to increased sales and subcontractor costs of $0.8 million.

General and Administrative

General and administrative expenses increased by $0.8 million, or 3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was driven by increases in stock-based compensation expense of $2.1 million primarily due to an increase in stock awards granted and personnel-related costs of $1.2 million primarily due to annual salary increases, partially offset by decreases in costs allocated to other functions of $1.9 million due to increase headcount in other departments and $0.5 million in contractor costs.

General and administrative expenses increased by $7.5 million, or 11%, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. This was driven by increases in stock-based compensation expense of $6.1 million mainly due to an increase in stock awards granted, personnel-related costs of $5.0 million due to annual salary increases and increased headcount, overhead costs of $1.2 million due to changes in fair value of contingent consideration related to prior acquisitions, partially offset by a decrease of $4.7 million in costs allocated to other functions due to increased headcount in other departments.

Interest and Other Income, Net

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands, except for percentages)
Interest and other income, net	$3,384	$758	$2,626	346%	$6,604	$1,872	$4,732	253%

The change in interest and other income, net, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily due to a $1.5 million increase in interest income as our cash held in money market funds increased and a $1.3 million gain from foreign currency transactions.

The change in interest and other income, net, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, was primarily due to a $4.0 million increase in interest income as our cash held in money market funds increased and $1.1 million gain from foreign currency transactions.

Income Tax Expense

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
	(in thousands, except for percentages)
Income tax expense	$(634)	$(202)	$(432)	214%	$(1,151)	$(803)	$(348)	43%

Our income tax expense during the three and nine months ended March 31, 2025 and 2024 was primarily attributable to income tax expense in a number of U.S. state jurisdictions and foreign jurisdictions.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of March 31, 2025, we had cash and cash equivalents of $323.2 million. We finance our liquidity needs primarily through collections from clients and the issuance of equity securities. We generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents as of March 31, 2025, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months and beyond.

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of March 31, 2025, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 10, Debt, to our unaudited condensed consolidated financial statements for additional information.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Nine Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$85,186	$40,152
Net cash used in investing activities	(7,187)	(6,945)
Net cash provided by financing activities	35,699	23,580
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,138	(346)
Net increase in cash, cash equivalents and restricted cash	$114,836	$56,441

Operating Activities

During the nine months ended March 31, 2025, net cash provided by operating activities was $85.2 million, as our net loss of $17.7 million was reduced by $102.9 million of adjustments. These adjustments consisted of $85.3 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization and amortization of operating lease right-of-use assets) and net cash inflow of $17.5 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $31.4 million due to the timing of billing and collections on our outstanding receivables, a $1.3 million increase in other liabilities due to timing of payments and a $0.7 million decrease in deferred commissions, offset by a $6.7 million increase in prepaid expenses and other assets primarily due to payments made within the period, an increase in unbilled receivables of $4.3 million due to the timing of invoicing to our clients, a $3.7 million decrease in operating lease liabilities due to lease payments and a $1.2 million decrease in accounts payable and accrued liabilities primarily due to payments made within the period.

During the nine months ended March 31, 2024, net cash provided by operating activities was $40.2 million, as our net loss of $31.4 million was reduced by $71.6 million of adjustments. These adjustments consisted of $65.7 million of non-cash charges (principally comprising of stock-based compensation and depreciation and amortization), and net cash inflow of $5.9 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $10.1 million due to the timing of billing and collections on our outstanding receivables, an increase in accounts payable and accrued liabilities of $6.3 million primarily due to timing of payments and an increase in deferred revenue of $4.9 million due to the timing of invoicing to our clients, offset by an increase in unbilled receivables of $5.8 million, an increase in prepaid expenses and other assets of $4.1 million, a decrease in operating lease liabilities of $3.5 million due to lease payments, an increase in deferred commissions of $1.8 million due to increased sales.

Investing Activities

Net cash used in investing activities consists of purchases of property and equipment and capitalized internal-use software costs.

During the nine months ended March 31, 2025, net cash used in investing activities was $7.2 million, consisting of capitalized internal-use software costs of $5.5 million, $0.9 million working capital adjustment related to a prior acquisition and capital expenditures of $0.8 million on property and equipment largely of computer equipment.

During the nine months ended March 31, 2024, net cash used in investing activities was $6.9 million, consisting of capitalized internal-use software costs of $5.2 million and capital expenditures of $1.7 million on property and equipment consisting largely of computer software and development costs.

Financing Activities

During the nine months ended March 31, 2025, net cash provided by financing activities was $35.7 million, primarily comprised of $36.1 million of proceeds from stock option exercises and $2.0 million of proceeds from the employee stock purchase plan, offset by $2.4 million in payments for contingent consideration and holdbacks related to a prior acquisition.

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

Subsequent to March 31, 2025, in connection with the acquisition of TermSheet (see Note 14, Subsequent Events to our unaudited condensed consolidated financial statements for additional information), we paid $51.1 million in cash at closing in April 2025 related to the initial purchase price and are obligated to make a maximum $15.0 million in cash payments in the next two fiscal years.

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. We were in compliance with all of the covenants as of March 31, 2025.

As of March 31, 2025, there were no outstanding borrowings under the JPMorgan Credit Facility. See Note 10, Debt, to our unaudited condensed consolidated financial statements for additional information.

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

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three and nine months ended March 31, 2025 and 2024. Clients representing in excess of 10% of our accounts receivable balance at March 31, 2025 and June 30, 2024 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash held in cash deposits and cash equivalents invested in money market funds and the JPMorgan Credit Facility.

As of March 31, 2025, we had cash and cash equivalents of $323.2 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.

As of March 31, 2025, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (SOFR, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility. For further information refer to Note 10, Debt, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further information on the Credit Agreement and the Security Agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective April 21, 2025, the Company issued 113,652 shares of its common stock to certain owners of TermSheet as a portion of consideration valued at approximately $6.6 million for the Company’s acquisition of 100% of the equity interest of TermSheet. The issuance of the shares was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended. Each of the recipients of shares in this issuance represented to the Company that it is sophisticated and an “accredited investor” as defined in Rule 501 of the Securities Act, that it had adequate access to information about us and that the shares are being acquired solely for investment and with no intention to distribute. The certificates for the common shares issued bear appropriate legends. No underwriters or placement agents were involved in this transaction.

On May 2, 2025, the Company issued 4,761 shares of its common stock pursuant to certain provisions of the Agreement and Plan of Merger dated May 2, 2023, with Paragon Data Labs, Inc. The issuance of the shares was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended. The certificates for the common shares issued bear appropriate legends. No underwriters or placement agents were involved in this transaction.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

Ralph Baxter, a member of the Company’s Board of Directors, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on March 13, 2025, which has an end date of June 30, 2026. Mr. Baxter’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 117,000 shares of Intapp common stock and the potential sale of up to 5,624 additional shares of Intapp common stock.

Item 6. Exhibits

The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

10.1+	Amendment to Employment Agreement, dated as of April 14, 2025, by and between Intapp, Inc. and Ben Harrison					X

10.2+	Amendment to Employment Agreement, dated as of April 2, 2025, by and between Intapp, Inc. and David Morton					X

10.3+	Amendment to Employment Agreement, dated as of April 2, 2025, by and between Intapp, Inc. and Donald Coleman					X

10.4+	Amendment to Employment Agreement, dated as of April 8, 2025, by and between Intapp, Inc. and John Hall					X

10.5+	Amendment to Employment Agreement, dated as of April 7, 2025, by and between Intapp, Inc. and Thad Jampol					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkage Documents					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Intapp, Inc.

Date: May 6, 2025	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ David Morton
David Morton
Chief Financial Officer (Principal Financial Officer)