Form 10-K
period 2025-06-30
Intapp, Inc.
filed 2025-08-20
CIK 1565687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2024, which was the last day of the registrant's most recently completed second fiscal quarter, as reported by The NASDAQ Global Select Market on such date, was $3.5 billion. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of August 13, 2025 was 82,120,030.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K incorporates by reference where indicated certain sections of the definitive proxy statement for Intapp, Inc.’s 2025 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly in the sections captioned “Risk Factors” under Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and “Business” under Part I, Item 1, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. References to “us,” “we,” or “our” refer to the operations of Intapp, Inc. and its subsidiaries. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, and our objectives for future operations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy, and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

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
•
The effect on our customers of the imposition of additional tariffs, duties, or taxes, changes to existing trade agreements, and other charges or barriers to trade and any resulting impact to global stock markets, foreign currency exchange rates, and existing inflationary pressures;
•
The length and variability of our sales cycle;
•
Our ability to attract and retain clients;
•
Our ability to attract and retain talent;
•
Our ability to compete in highly competitive markets, including artificial intelligence (“AI”) products;
•
Our ability to manage the implementation of AI into our products and services and to comply with U.S. and global laws and regulations regarding AI;
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

ii

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

You should read this Annual Report on Form 10-K completely, and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

iii

PART I

Item 1. Business.

Overview

Intapp is a leading global provider of AI-powered solutions for the world’s premier accounting, consulting, investment banking, legal, private capital and real assets firms. Intapp’s vertical software as a service (“SaaS”) solutions help professionals apply their collective expertise to make smarter decisions, manage risk, increase competitive advantage and drive new growth. Using the power of Applied AI, our purpose-built vertical SaaS solutions help firms accelerate the flow of information, activate expertise, empower teams, strengthen client relationships, reduce risk, and adapt more quickly in a highly complex ecosystem.

The accounting, consulting, investment banking, legal, private capital and real assets industries we serve are largely comprised of elite, partner-led firms, which together form one of the largest sectors of the global economy. Firms in these industries operate in highly connected ecosystems, providing valuable expertise, insight, and advice to a broad range of companies and institutions across varied transactions and engagements. These industries are highly regulated, competitive and uniquely structured around deeply experienced partners and professionals who leverage knowledge, intellectual capital, and relationships to succeed — differing greatly from companies that sell goods and products. Firms must manage an intricate web of complex, non-linear relationships spread across various functions, processes, and personnel, while also navigating an ever-changing market and regulatory environment.

Historically, firms in these industries have either relied on internally built technology solutions and legacy on-premises software, or they have attempted to use horizontal software providers to meet their industry-specific technology needs. Internally built or legacy solutions tend to be outdated, expensive, and cumbersome to maintain, while horizontal solutions do not align well with how firms operate, necessitating heavy customization. As a result, these firms are increasingly embracing industry-specific software and AI technology to achieve improved levels of growth, investment, returns, productivity, risk management, and a differentiated experience for their clients, teams, and investors.

Our industry cloud strategy leverages deep understanding of the professionals across accounting, consulting, investment banking, legal, private capital and real assets to deliver products that are tailored to address their specific business challenges. We combine our purpose-built technology with best practices that have been developed over 25 years of experience and thousands of successful deployments. This includes our robust set of Applied AI capabilities that help clients solve unique challenges, allowing them to grow faster and run smarter. It also includes our expansive industry-specific partner ecosystem, which allows our clients to generate added value from the adoption of our platform. All these elements work together in our comprehensive technology strategy: Intapp Intelligent Cloud.

Alongside our cloud and Applied AI strategies and solutions, we believe our deep domain expertise — gained over 25 years of operating experience — drives our competitive advantage. We have cultivated privileged, difficult-to-replicate access to the world’s leading firms, resulting in a deep understanding of how they work and what they need. Clients value our scalable platform’s differentiated domain expertise, purpose-built capabilities, comprehensive end-to-end offerings, data-driven AI insights, and industry brand. We are trusted by many of the world’s elite firms, including 95 of the Am Law 100 law firms, 16 of the top 20 accounting firms, and over 1,700 private capital and investment banking firms.

We sell our software on a subscription basis through a direct sales model. As of June 30, 2025, we had over 2,700 clients. Our business has historically grown through a combination of expanding within our existing client base by adding additional users and capabilities, selling to new clients, and cloud migrations. We have had success in driving clients to further adoption, and currently have 109 clients with contracts greater than $1.0 million of annual recurring revenues (“ARR”). This number is up from 73 clients at the end of fiscal year 2024, representing a 49% increase year-over-year. With our scalable, modular cloud-based platform, we believe we are well positioned to continue our growth. Our most significant opportunity lies with the largest firms, where we see substantial expansion potential as firms continue to consolidate. We pursue growth in the number of clients, but our biggest drivers are the assets under management and revenue growth of our clients as well as growth in the total number of professionals they employ.

Our Products and Platform

Intapp Intelligent Cloud

The Intapp Intelligent Cloud represents our comprehensive technology strategy, guiding how we build, run, and deliver software to meet the unique needs of professionals and their workflows. With well-integrated Microsoft 365 tools and a focus on secure, innovative solutions, the Intapp Intelligent Cloud facilitates firms’ efficient management of their current work while preparing for future demands.

Our clients deliver value by leveraging their expertise, relationships, and experience. By its very nature, their work involves compiling inputs from vast sources of data and generating informed opinions that drive action. We believe these firms and their professionals are uniquely positioned to benefit from the promise of generative AI and advanced digital tools. With enhanced products — such as Intapp Time, now powered by generative AI for smarter timekeeping, and Intapp Walls for AI, which safeguards confidential information — we are enabling firms to streamline complex workflows, accelerate billing cycles, and enforce confidentiality controls that support compliance and build trust. When paired with Microsoft Copilot, Intapp Walls further supports secure enterprise data isolation — ensuring AI-powered collaboration remains confidential and compliant. And with Intapp Assist, we have extended that innovation to origination, helping professionals surface insights and enhance decision-making at the earliest stages of client engagement.

Whether firms are using Intapp DealCloud for business development, compliance products for risk management, time products for efficient billing and time tracking, or collaboration products to streamline teamwork, the Intapp Intelligent Cloud is tailored to support professionals across specialized industries. Together, these products empower firms to move fast, win more business, and apply their collective intelligence to deliver greater value for their clients.

Industry Products and Solutions

Our solutions enable accounting, consulting, investment banking, legal, private capital and real assets firms and their professionals to realize the benefits of modern AI and cloud-based architectures for their most critical business functions — without compromising industry-specific functionality or their unique client, ethical, or regulatory obligations. Our solutions serve firms’ need for strong operational controls and compliance and are complemented by solutions that support the work of the partners and professionals that grow the firms’ fees and revenues.

•
Intapp DealCloud serves partners and professionals across all our markets, empowering them to manage client relationships, prospective clients and investments, current engagements, and operations. It enables investors and advisors to react faster, make better decisions, and execute the best deals. By unifying firm, market, and deal data in one place and leveraging the enriched company and contact profiles provided by Intapp Data, DealCloud delivers powerful intelligence, workflow automation, and actionable relationship insights. This helps investment banks and advisory firms enhance their coverage models, increase win rates, and drive higher success fees; supports investors in boosting origination volume, improving investment selection, and achieving greater returns; and enables professional services and advisory firms to refine client strategy and targeting, business development and origination, and work delivery — ultimately increasing financial performance and supporting regulatory compliance. The flexibility of DealCloud allows it to serve as a customer relationship management, deal management, experience management, and relationship intelligence solution, helping firms manage all aspects of their client relationships.
•
Intapp’s compliance products help firms evaluate new business, onboard clients efficiently, and monitor risk throughout the business lifecycle while maintaining regulatory and ethical standards. Intapp Terms centrally stores and enforces client and vendor commitments, using AI to identify and categorize key terms of business, while Intapp Employee Compliance helps firms to track the outside business activities of employees for adherence to firm policies and regulatory requirements. Intapp Intake and Intapp Conflicts streamline new business acceptance and conflict checks with AI-powered workflows and data integrations. Intapp Walls secures sensitive information and enforces access controls consistently across firm systems, maintaining confidentiality and compliance as firms adopt new technologies.

•
Intapp’s time products leverage AI to optimize efficiency and profitability for firms. Intapp Time streamlines time capture, enhances billing accuracy, and facilitates compliance with client requirements, helping professionals track both billable and non-billable hours. Intapp Billstream automates the prebilling process, generating accurate and compliant proforma invoices that improve realization rates and accelerate the billing cycle, all while strengthening client relationships.
•
Intapp’s collaboration products deliver intelligent, client-centric teamwork by integrating seamlessly with Microsoft 365, Teams, and SharePoint. Intapp Collaboration provides a unified system for managing emails, documents, chats, and tasks across service lines, supporting seamless collaboration and enhanced service delivery with robust content governance and compliance features. Intapp Workspaces further enhances Microsoft Teams by creating engagement-focused hubs tailored for professional services firms, simplifying teamwork while facilitating adherence to firm policies and risk management.

Intapp Data Foundation

Our data foundation serves as the core architecture for our suite of cloud-based, AI-driven solutions tailored to the needs of professional and financial services firms. It is engineered to securely manage, integrate, and analyze vast amounts of proprietary and third-party data, supporting advanced AI capabilities such as relationship intelligence, automated summarization, and predictive analytics. It also enables seamless connectivity between internal systems and a growing ecosystem of over 100 technology and data partners — empowering our clients to transform data into actionable insights while maintaining high standards of security and regulatory compliance.

Low-code configurability and personalized UX

Our configurable user experience (“UX”) capabilities allow both technical and non-technical users to quickly tailor Intapp applications to meet their specific needs. These capabilities enable our clients to make meaningful changes to their UX, processes, and business rules using drag-and-drop configuration features and functionality — without having to perform custom coding. The flexibility of this framework enables firms to maximize their agility and easily adapt the software to match the frequent changes in their business.

We leverage our deep domain expertise in professional and financial services to create and provide our clients with access to pre-built industry-relevant configuration templates designed precisely for how these firms and their professionals operate. By mapping the user interface, data model, and workflows of our platform to firms’ unique industry and organizational requirements, we deliver smart, personalized experiences by practice area, asset class, investment strategy, sector, industry, and geography.

Applied AI — our AI strategy

Industry-specific AI is embedded throughout our cloud platform and solutions to help firms use their vast amounts of data to optimize critical processes and make better, faster decisions. Our AI team has been delivering capabilities into our solutions for over a decade, leveraging AI technology including automation, machine learning, deep learning and generative AI. The functions span a wide range across firm operations, including strategy, business development, risk and compliance, and work execution.

Guided by years of experience integrating AI capabilities into Intapp tools, our Applied AI strategy also helps our clients maintain proper safeguards. We apply our unique understanding of their complex obligations, so our solutions’ AI-generated results include provenance and are sourced only from data that each user is authorized to see — solving a unique challenge to these professionals and their firms.

Over the past year, we have further strengthened our AI capabilities with the launch of Intapp DealCloud Activator, which integrates insights from behavioral science and AI directly into business development workflows. Our growth AI framework provides clients with real-time analytics and actionable recommendations, empowering them to align business development efforts with their strategic goals and operational best practices. Supported by our scalable cloud infrastructure and partner ecosystem, these innovations reinforce Intapp’s commitment to delivering secure, intelligent solutions that drive measurable results for our clients.

Intapp Assist is the cornerstone of our AI-driven transformation for firms, helping to seamlessly integrate advanced machine learning and natural language processing into Intapp products, such as Intapp DealCloud and Intapp Terms. Designed to empower professionals with intelligent automation, Intapp Assist streamlines critical workflows, enhances decision-making, and delivers measurable results.

Supported by our scalable cloud infrastructure and partner ecosystem, Intapp Assist delivers a range of powerful features that address the unique challenges faces by partner-led firms. These capabilities include:

•
Summarization: Automatically generates concise summaries of unstructured data, such as meeting transcripts or relationship histories. This saves professionals time by distilling critical information into digestible formats.
•
Email outreach: Creates personalized and targeted communication based on insights from previous interactions, relationships, and relevant news. AI-assisted email drafting helps professionals maintain meaningful and timely connections.
•
Signals: Alerts users to actionable events within their network, such as job changes or company funding announcements, via AI driven feeds. Combines Intapp Data with third-party intelligence to surface timely engagement opportunities.
•
Narrative generation: Automatically creates descriptions or commentary for reports and dashboards. This enhances knowledge-sharing across the firm while reducing manual effort.
•
Relationship signals: Provides reminders and insights to help manage networks effectively. Surfaces key relationship changes or opportunities for engagement.
•
Ask Intapp: A generative AI-powered feature integrated into Microsoft Teams that provides immediate answers about client contractual obligations. Users can query client requirement data stored in Intapp Terms conversationally, reducing the time spent researching compliance issues.
•
Compliance automation: Simplifies adherence to outside counsel guidelines throughout the client lifecycle — from new business intake to billing. This improves compliance, accelerates workflows, and enhances client satisfaction.
•
Origination: Streamlines deal sourcing with AI-powered tools, unified data, and dynamic target lists. Helps professionals identify and pursue high-value opportunities more efficiently.

Industry-specific data architecture

Our data foundation includes several key data management capabilities that help firms more effectively capture and leverage their critical data using a system of record that reflects the unique operating model of our client firms. These capabilities include:

•
A specialized industry graph data model: Our specialized industry data model is purpose-built to capture the complex relationships, and the specialized knowledge and experience, that are unique to the firms we serve. The platform creates “many-to-many” data linkages that connect professionals with prospective clients, investors, and target portfolio companies and assets. Our solutions leverage these linkages to provide personalized analysis and insights for each professional that reflect their unique area of specialty, such as client industry, asset class, investment strategy, geography, or transaction type.
•
A low-code integration tool: Intapp Integration Service is a core capability of our platform that provides cloud-native, easy-to-use, enterprise-class integration to connect applications and data — without requiring any code. The solution helps firms overcome data silos and easily move information between systems, including within our platform. Intapp Integration Service includes more than 100 industry-specific connectors, as well as extensive built-in workflow and automation capabilities tailored to the unique needs of professional firms.
•
Market intelligence in one place: Our DealCloud platform combines proprietary and third-party market data, transforming it into institutional knowledge that gives dealmakers and other professionals a competitive advantage through better market intelligence. Professionals can run complex reports, analyze industry trends, and evaluate potential synergies in the same place where they originate new business and manage relationships. With better, real-time, actionable market data, investors can source and close deals that best match their investment thesis and strategy, advisory professionals can quickly develop proprietary relationships and coverage strategies with companies that match previous transactions, and lawyers can more accurately identify white space opportunities with global clients to grow their relationships.

Intapp Cloud Infrastructure

Our modern cloud-based infrastructure is purpose-built to meet the specialized needs of the industries we serve. It is built on Microsoft Azure and provides high availability, robust data security, and seamless integration across all Intapp cloud-based products, helping firms to operate efficiently while adhering to strict regulatory requirements. With advanced capabilities like multi-zone redundancy and proactive monitoring, the infrastructure delivers reliable performance and flexibility, enabling professionals to securely access critical applications and adapt to evolving business demands.

Key capabilities of our cloud infrastructure include:

•
Multi-tenant architecture: Our multi-tenant architecture enables scalability, elasticity, high availability, and security, and provides operational cost efficiencies. Additionally, our internal operations and analytics instrumentation aggregates and leverages client instance and tenant experience captured within our solutions to track uptime and provide clients with real-time cloud status and trust information.
•
Single unified codebase: We develop and release new versions of our solutions to cloud tenants on a common release schedule, with quarterly major releases and monthly maintenance releases. We deploy upgrades rapidly to all of our cloud clients. With this approach, all cloud tenants are always on the latest versions of the software and have immediate access to critical new features, bug fixes, and innovations — without the lead time and delays common with traditional on-premises upgrade cycles.
•
Enterprise-grade security: In response to the security requirements of professional and financial services firms, Intapp SaaS solutions provide tenants with enterprise-grade security, data protection, and control. Intapp SaaS solutions employ identity and access controls, with data encrypted both in transit and at rest. Intapp’s cloud services comply with numerous internationally recognized standards, including ISO 27001, ISO 27017, ISO 27018, SOC 2, and CSA STAR.

•
Open ecosystem and application programming interface (“APIs”): Intapp supports an open ecosystem by creating a centralized data lake and messaging service that integrates with disparate internal data sources and third-party applications and data services. By leveraging Intapp’s open representational state transfer APIs, client IT departments, other software providers, firm consultants, and partners in Intapp’s ecosystem can extend the benefits of Intapp’s platform to a broader range of business applications.

Key Benefits of Our Solutions

•
Accelerating growth with AI-powered insights: Our products empower firms to drive growth by leveraging AI-driven insights and automation across business development, client engagement, and deal management. By surfacing actionable intelligence and automation key workflows, our products enable professionals to focus on high-value opportunities and relationships, resulting in measurable revenue growth and expanded market reach.
•
Streamlining operations for improved efficiency: Our products automate repetitive tasks and connect disparate systems, eliminating bottlenecks and reducing manual errors. By centralizing data and workflows, our solutions allow teams to manage complex processes efficiently — freeing professionals to focus on strategic initiatives and supporting scalable growth as firms expand.
•
Strengthening risk management and compliance: Our products are engineered with robust risk and compliance features at their core. From client onboarding to ongoing monitoring, our solutions help firms stay ahead of regulatory requirements and mitigate potential risks. Predictive analytics and real-time alerts empower proactive management, safeguarding reputation and client trust.
•
Optimizing time and resource tracking: Our products support efficient time capture, resource allocation, and project delivery, helping firms maximize productivity and profitability. By streamlining time entry, billing, and operational compliance, these tools enable professionals to focus on delivering value to clients while maintaining accurate records and supporting business objectives.
•
Enabling secure collaboration and information sharing: Our collaboration products facilitate secure, real-time communication and information sharing across teams. We help to break down silos, support coordinated workflows, and support firms to deliver superior client service through teamwork.
•
Data-driven intelligence powered by our data foundation: Our data foundation unifies and secures data across systems, enabling advanced analytics and machine learning to transform raw information into actionable insights. This architecture supports relationship intelligence, market trend analysis, and rapid decision-making, giving firms a competitive edge in fast-moving markets.
•
Secure, scalable cloud infrastructure for future growth: Our cloud-based products deliver secure, reliable, scalable technology that adapts to evolving business needs. With enterprise-grade security, seamless integration with partners, and continuous updates, our products help to reduce IT complexity and support ongoing innovation.

Growth Strategies

The key components of our growth strategy are:

•
Capitalize on the generational change in work driven by AI: We are seeing increased awareness and adoption of AI among our clients who are interested in how they can leverage the technology to further their business goals. Driven, in part, by the excitement around generative AI, interest in next-generation solutions such as Intapp Assist is increasing. And our Applied AI strategy expands the value of our cloud offerings by incorporating recent advancements in AI to help our clients solve practical and unique business challenges.
•
Grow our client base: We are addressing a large, underserved market of firms with high demand for the capabilities we offer, thus we believe we have a significant opportunity to continue to grow our client base. We will continue to invest in our sales and marketing force to target new client opportunities and grow our client base.
•
Move upmarket into the enterprise sector: We are strategically expanding our focus to include larger enterprise clients. These clients face increasingly complex operational, regulatory, and client demands — and we believe our platform is uniquely positioned to support their needs. Moving upmarket complements our existing client acquisition strategy and enables us to deliver greater value through broader deployments and deeper integrations.

•
Expand within our existing client base: We have deep, long-standing, trust-based relationships with our clients. Our land-and-expand model generates multi-year growth within our client base, with client lifetimes often spanning more than a decade. Clients typically adopt one of our solutions to address a specific use case, then expand their use by adopting more solutions, adding more users, and deploying to other parts of their organization over time.
•
Continue to lead the market shift to the cloud: Mission-critical applications are increasingly being delivered more reliably, securely, and cost-effectively via the cloud. This move is driven in part by the needs of the next generation of professionals, who require real-time collaboration and access to valuable data from anywhere, anytime, on any device. As cloud technologies become the industry standard, accelerated adoption of additional cloud capabilities will continue to increase across firms. We believe we are a leader in the adoption cycle of cloud-based solutions by professional and financial services firms.
•
Add new solutions to our platform: We plan to continue investing in our research and development team to enhance the functionality and breadth of our current solutions, as well as to develop and launch new solutions to address the evolving needs of our clients. In particular, we are continuing to invest resources in extending our AI and data science capabilities to better connect people, processes, and data.
•
Broaden our geographical reach: We believe there is a significant need for our solutions on a global basis and, accordingly, opportunity for us to grow our business through further international expansion. We regularly analyze trends across the global market to identify areas for successful expansion and prioritize our investment to maximize our opportunity. We will continue to broaden our global footprint and intend to establish a presence in additional international markets.
•
Serving new and adjacent markets: We believe that there is commonality between the industries we serve: accounting, consulting, investment banking, legal, private capital, and real assets. They operate in complex, highly connected ecosystems, and provide valuable expertise, insight, and advice across varied transactions and engagements. As we move further into these industries and continue to develop our solutions, we have uncovered additional markets that would benefit from the use of our solutions. As such, corporate legal and corporate development teams are new growth segments for us, as lawyers, investment bankers, and private capital professionals move to these teams and bring their expertise with our solutions with them.
•
Selectively pursue strategic transactions: We have successfully completed 12 acquisitions over the past 13 years that have allowed us to enhance our platform, add new technology capabilities, and address new client segments. For example, in fiscal year 2025 we completed an acquisition of TermSheet, a software provider to real estate teams. Bringing together Intapp DealCloud and TermSheet creates a strong team of industry experts and will deliver a powerful operating system tailored to the complex needs of the commercial real estate industry. We will continue to evaluate acquisition opportunities that will help us extend our market leadership and client reach.
•
Foster a growing partner ecosystem: We have a growing partner ecosystem that includes a range of strategic, technology, data, services, and implementation partners. Intapp’s partner program expands the value we bring to clients by increasing access to trusted technology, data, and service providers that grow clients’ businesses and drive innovation. Our partnership with Microsoft continues to deliver value in the form of joint innovation, joint marketing, and increased sales via the Azure Marketplace and the ability for clients to purchase our solutions using their Microsoft Azure consumption commitments.

Our Clients

Intapp is a leading global provider of AI-powered solutions for professionals at the world’s premier accounting, consulting, investment banking, legal, private capital, and real assets firms. Collectively, more than 2,700 clients, including 95 of the Am Law 100 law firms, 16 of the top 20 accounting firms, and over 1,700 private capital and investment banking firms rely on Intapp solutions to help activate their collective knowledge, navigate complex relationships, and drive growth.

Our Functions

Sales and Marketing

We currently focus on marketing and selling our solutions to accounting, consulting, investment banking, legal, private capital, and real assets firms in North America, Europe, the Middle East, and Asia Pacific. We seek to drive market demand by developing and delivering specific, market-focused solutions to these firms.

We primarily generate sales through a direct sales model. All sales personnel focus on attracting new clients as well as expanding usage within our existing client base. Our sales team is supported by technical sales professionals and subject-matter experts who facilitate the sales process by developing and presenting demonstrations of our solutions in a way that aligns with specific firm requirements, security and technical questions, and solutions that match the firm’s needs. We also have a team of experts who help advise on best practices and methodologies, strategize with respect to operations processes and management structure, and assess value creation and return on investment from our solutions. We are leveraging AI across our go-to-market functions to scale content creation, streamline campaigns, and enhance seller enablement. These investments are driving greater productivity while positioning us to engage the market with greater speed and intelligence.

We have a growing partner ecosystem that includes specialized implementation and advisory services, integrations with leading data providers, and technology and Independent Software Vendor partnerships, including our strategic alliance with Microsoft. Together with our partners, we generate increased value for our clients and broaden our reach and capabilities across key markets. Across our entire ecosystem, we now have 145 data, technology and services and implementation partners.

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

Client Services and Client Success

After a client purchases our solutions, we, either directly or together with partners, provide implementation services to assist the client in the deployment of those solutions. We utilize best practices developed over years of implementation experience, including providing industry-specific templates to accelerate adoption and delivering a purpose-built configuration that best suits the client’s specific needs.

We support our clients with access to engineers, other technical support personnel, release management, and managed services. To help our clients achieve success with the Intapp Intelligent Cloud, we offer in-depth change management workshops, classroom and virtual end-user and administrator training, consultative adoption services, and best practices. We view our clients’ success as a cornerstone of our business model and philosophy, and are organized to measure, monitor, and deliver high levels of client satisfaction.

We have also developed relationships with multiple implementation partners. These partners provide implementation services and other professional services related to our platform. We anticipate that we will continue to develop partnerships with a select number of third parties to help grow our business and deliver our solutions. In those markets where we have established such partnerships, we consider these important to our and our clients’ success.

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

Our research and development teams are primarily located in Belfast, Northern Ireland; Palo Alto, California; Charlotte, North Carolina; Berlin, Germany; London, U.K., and Lisbon, Portugal. We also utilize a substantial number of independent contractors and consultants working in research and development throughout the world.

Our Employees and Human Capital

We have built our culture around the success of our clients, our partners, our employees, and our investors. We have carefully recruited, selected, and developed employees who are highly focused on delivering success for our clients. This strategy is a crucial element of our hiring and evaluation processes throughout all departments. We believe this approach produces high levels of both client success and employee engagement.

We believe we provide employees with a unique opportunity to develop and sell world-class solutions within a specific industry. The Intapp Intelligent Cloud offers our developers an opportunity to build important solutions that can become the standard in the accounting, consulting, investment banking, legal, private capital and real assets industries, while enabling sales personnel to sell a growing portfolio of solutions to a focused, deep set of firms. We believe that this unique opportunity will allow us to continue to attract top talent for our product development and sales efforts.

As of June 30, 2025, we had 1,336 full-time employees.

Our employees are primarily located in the U.S. and the U.K. We also utilize independent contractors, brokers, and consultants, including a substantial number of developers working in research and development. None of our employees are represented by a labor union or are a party to a collective bargaining agreement, and we consider our relationship with our employees to be strong.

Competition

The accounting, consulting, investment banking, legal, private capital and real assets industries are highly competitive and subject to rapid technological change and emergence of new solutions. We compete with a wide range of established and emerging providers, including legacy systems, horizontal platforms, and specialized vertical solutions. Our success depends on our ability to deliver superior business outcomes through innovative, industry-specific products that address the unique challenges of accounting, consulting, investment banking, legal, private capital, and real assets firms.

We believe that the principal competitive factors in our industry include the following:

•
Deep domain experience and long-term, trusted relationships;
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

Some of our competitors and potential competitors are large and have greater brand name recognition, longer operating histories, larger marketing budgets, established marketing relationships, access to larger client bases, and significantly greater resources for the development of their offerings. Moreover, because our market is highly competitive and subject to rapid change, it is possible that new entrants — especially those with substantial resources, more efficient operating models, more rapid technology and content development cycles, or lower marketing costs — could introduce new offerings that disrupt our market and better address the needs of our clients and potential clients.

Also, certain competitors may challenge our intellectual property, develop additional competing or superior technologies and processes, or compete more aggressively and sustain that competition over a longer period of time than we could.

We believe our position in the market is strengthened by our deep domain expertise, rapid product innovation, and the trust we have built with leading firms in our target industries. We have maintained strong adoption among top-tier clients, reflecting the value our solutions provide in driving growth, reducing risk, and improving operational efficiency.

For additional information regarding the competitive business conditions we face, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Intellectual Property

We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality and invention assignment agreements, to protect our intellectual property rights. Our patents cover various aspects of the Intapp Intelligent Cloud. The term of individual patents depends on the legal term for patents in the countries in which they are granted. We believe the duration of our patents is adequate relative to the expected lives of our product and service offerings. There is no active patent litigation involving any of our patents, and we have not received any notices claiming that our activities infringe a third-party’s patent.

We cannot guarantee that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. It may be necessary in the future to seek or renew licenses relating to various aspects of our products, processes, and services. While we have generally been able to obtain such licenses on commercially reasonable terms in the past, there is no guarantee that such licenses could be obtained in the future on reasonable terms or at all.

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

In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the Federal Trade Commission’s increasingly active approach to enforcing data privacy in the United States. Additionally, the European Union’s General Data Protection Regulation (“GDPR”) — along with the United Kingdom which also still has laws equivalent to the GDPR/EU data protection laws — have resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union. Under GDPR, fines of up to 20 million euros, or up to 4% of the annual global revenues of the infringer — whichever is greater — can be imposed for violations.

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

Available Information

The Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our website address is www.intapp.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our Proxy Statement for our annual meeting of stockholders. We make available on our website at www.intapp.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations webpage under the heading “Corporate Governance.” Information contained on, or that can be accessed through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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
•
Most of our revenues are generated by sales to clients in the accounting, consulting, investment banking, legal, private capital and real assets industries, and factors, including downturns in U.S. and global markets and economic conditions, that adversely affect these industries could also adversely affect our business.
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
•
We are continuing to expand our SaaS solutions to incorporate recent innovations in AI and these initiatives may not be successful, which may adversely affect our business, results of operations and financial condition, and may also result in reputational harm and liability.
•
If we are unable to develop, introduce and market new and enhanced versions of our solutions, we may be put at a competitive disadvantage and our operating results could be adversely affected.
•
If we are unable to develop or sell our solutions into new markets or to further penetrate existing markets, our revenues will not grow as expected, and if our established solutions fail to satisfy client demands or maintain market acceptance, our operating results could be adversely affected.
•
We compete in highly competitive markets, and if we do not compete effectively, our business, results of operations, and financial condition could be negatively impacted and cause our market share to decline.
•
If the market for SaaS solutions, including those with AI and generative AI capabilities, for accounting, consulting, investment banking, legal, private capital and real assets industries develops slower than we expect or declines, it could have a material adverse effect on our business, financial condition and results of operations.
•
We may continue to expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs, and dilution to our stockholders.
•
If we fail to effectively manage our growth, our business and results of operations could be harmed.

•
Our solutions address functions within the heavily regulated accounting, consulting, investment banking, legal, private capital and real assets industries, and our clients’ failure to comply with applicable laws and regulations could subject us to litigation.
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
•
We cannot guarantee that our stock repurchase program will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of the trading price of our common stock.
•
We may be adversely affected by natural disasters, pandemics or other public health emergencies, other catastrophic events and terrorism that could disrupt and harm our business, results of operations, and financial condition.

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

Our business involves the processing, storing and transmission of increasingly large amounts of confidential and sensitive information that our clients and potential clients in the accounting, consulting, investment banking, legal, private capital and real assets industries maintain and access. We and our third-party cloud providers and sub-processors face a variety of evolving threats that could cause data security breaches, including cyberattacks. Also, companies that provide software solutions to clients in the legal and investment banking industries, like us, may face heightened cybersecurity risks.

While we have developed and implemented measures designed to protect client information and prevent security breaches and our cloud services comply with numerous internationally recognized standards, such as ISO 27001, ISO 27017, ISO 27108, SOC 2 and CSA STAR, if our security measures are breached or unauthorized access to client data is otherwise obtained, our solutions may be perceived as not being secure; clients, especially those in the accounting, consulting, investment banking, legal, private capital and real assets industries, may reduce the use of or stop using our solutions, and we may incur significant liabilities.

Our solutions involve the storage and transmission of data, in some cases to third-party cloud providers, which may include personal data, and security breaches, including at third-party cloud providers, could result in the loss, theft, misuse, unauthorized disclosure of and unauthorized access to this information, which in turn could result in governmental inquiries or investigations, litigation, breach of contract claims, indemnity obligations, reputational damage and other liability for our company. Despite the measures that we have or may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, ransomware attacks, computer viruses or similar problems, and in the case of third-party cloud providers, may be outside of our control. As AI technologies, including generative AI models, continue to develop rapidly bad actors may use these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations.

As our business grows, the number of individuals using our products, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized, which makes us a greater target for malicious activity. Risk of cyberattacks including ransomware, continues to grow as cybersecurity threats become more sophisticated and complex and geopolitical tensions or conflicts, may create a heightened risk of cyberattacks. Like most companies that provide cloud-based software solutions, we are, in the normal course of business, the target of malicious cyberattack attempts. Although, to date, such identified attempts have not resulted in security events that are material to us, including to our reputation or business operations, or had a material financial impact, there can be no assurance that future cyberattacks will not be material. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to remediate security breaches or significant additional expenditures to protect against security breaches. Additionally, if we are unable to adequately address our clients’ concerns about security, we may have difficulty selling our solutions.

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

The laws, regulations and industry standards related to cybersecurity are evolving globally. We may be subject to increased compliance requirements by regulators and clients with respect to our products and services, as well as additional costs to oversee and monitor security risks. Many jurisdictions have enacted laws mandating the notification of individuals, stockholders, regulatory authorities and others of security breaches. While we maintain cyber liability insurance policies covering certain damages relating to security breaches, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Our risks are likely to increase as we continue to expand our platform, grow our client base, and process, store, and transmit increasingly large amounts of confidential and sensitive data, and as cybersecurity threats continue to grow increasingly sophisticated and complex.

Most of our revenues are generated by sales to clients in the accounting, consulting, investment banking, legal, private capital and real assets industries, and factors, including downturns in U.S. and global markets and economic conditions, that adversely affect these industries could also adversely affect our business.

A majority of our sales are to clients in the accounting, consulting, investment banking, legal, private capital and real assets industries. Demand for our solutions could be affected by factors that are unique to and adversely affect our targeted industries. In particular, our clients in the accounting, consulting, investment banking, legal, private capital and real assets industries are highly regulated, subject to intense competition and impacted by changes in general economic and market conditions. For example, changes in applicable laws and regulations could significantly impact the software functionality demanded by our clients and require us to expend significant resources to ensure our solutions continue to meet their evolving needs. Changes in general economic and market conditions, including economic uncertainty, inflation, liquidity concerns and fluctuating interest rates, have resulted in and could continue to result in stress and volatility in the financial services industry. In certain sectors of the financial services industry, certain financial institutions have faced liquidity and solvency concerns, consolidation, a severe decline in market value, distress, failure and receivership. Instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets— either of which may adversely impact our clients in the financial services industry and our business and financial condition. It is possible that these conditions may persist, deteriorate, or reoccur, which may cause our clients to reduce their spending on our technology or to seek to terminate or renegotiate their contracts with us. In addition, industry consolidation or the introduction of competing technology, in any of our targeted industries could lead to a significant reduction in the number of clients that use our solutions or the services demanded by these clients.

Significant economic and market downturns make it difficult for our clients and us to forecast and plan future business activities accurately. Adverse changes in domestic and global economic and political conditions— including those associated with pandemics or other public health emergencies, uncertainty as a result of geopolitical events such as the conflicts in and around Ukraine, the Middle East and other parts of the world, inflation, fluctuations in interest rates, economic downturn, stress and volatility in the financial services industry, trade disputes, economic sanctions, export controls, impacts from increased or threatened tariffs or trade barriers and impacts from climate change— could result in significant decreases in demand or lengthened sales cycles for our solutions, including the delay or cancellation of current or anticipated projects, and reduction in IT spending by our clients and potential clients, or could present difficulties in collecting accounts receivables from our clients if their financial condition deteriorates. The effects of climate change may further disrupt our clients’ businesses, by, among other things, increasing their costs and credit risk from their clients. Initiatives to reduce federal government spending may directly or indirectly have a negative impact on the business of our clients. Additionally, our market industries are also interdependent. Our clients in the professional services industry rely significantly on revenues that they receive from their own clients in the financial services industry; thus a decline in one industry can lead to a decline in the other industry. As a result, our ability to generate revenues from our clients could be adversely affected by specific factors that affect the accounting, consulting, investment banking, legal, private capital and real assets industries.

Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.

We have been growing rapidly over the last several years, and as a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Our recent and historical growth should not be considered indicative of our future performance. In future periods, our revenues and related financial metrics could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for Intapp Intelligent Cloud, increase in competition, limited ability to, or our decision not to, increase pricing, or our failure to capitalize on growth opportunities or if any of the other risks described herein were to materialize. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in new and rapidly changing markets. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business would suffer.

We have a history of losses and may not achieve or maintain profitability in the future.

In fiscal years 2025, 2024 and 2023, we incurred net losses. We must generate and sustain higher revenue levels in future periods to become profitable, and even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we intend to continue to invest in product development, sales and marketing programs and acquisitions to support further growth. We expect to also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company.

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

Our software solutions are provided on a subscription basis, with subscription terms typically varying from one to three years. Although most of our client subscriptions automatically renew at the end of their terms, our clients do have the opportunity to cancel their subscriptions prior to such renewals. Clients may elect to renew their subscriptions on a shorter subscription length or may elect not to renew their subscriptions on conclusion of the terms on relatively short notice. The loss of business from clients, including from cancellations, could seriously harm our business, results of operations and financial condition. Historical data with respect to rates of client renewals, upgrades and expansions of our solutions, may not accurately predict future trends in client renewals, upgrades and expansions of our solutions. Our clients’ renewal, upgrade and expansion rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our solutions and implementation services, the prices of the solutions and the quality of the implementation services offered by our competitors or reductions in our clients’ spending levels due to the macroeconomic environment or other factors. If our clients do not renew their subscriptions for our solutions or renew on less favorable terms, or otherwise do not upgrade or expand their use of our solutions, our revenues may decline or grow more slowly than expected and our profitability will be harmed.

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

The typical sales cycle for our solutions is lengthy and unpredictable and often requires pre-purchase evaluation by a significant number of employees in our clients’ organizations. Our sales efforts involve educating our clients about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings achievable by organizations using our solutions. Potential clients typically undertake a rigorous pre-purchase decision-making and evaluation process, and sales to new clients involve extensive client due diligence and reference checks, especially for larger enterprise clients. We invest a substantial amount of time and resources in our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size of an initial subscription arrangement until very late in the sales cycle.

Furthermore, our sales cycles could be disrupted by factors outside of our control, including macroeconomic factors, volatility in the accounting, consulting, investment banking, legal, private capital and real assets industries and pandemics or other public health emergencies.

We are continuing to expand our SaaS solutions to incorporate recent innovations in AI and these initiatives may not be successful, which may adversely affect our business, results of operations and financial condition, and may also result in reputational harm and liability.

We have an AI strategy to further expand and embed industry-specific AI throughout the Intapp Intelligent Cloud and our solutions to help our clients more effectively use their data to manage risk, enhance efficiency and improve operations. While we have made, and expect to continue to make, investments in the continued development of AI capabilities, adoption of fast changing AI technology presents risks, challenges and potential unintended consequences. Also, the markets for our solutions and services are rapidly evolving and are highly competitive, and many of our competitors are also incorporating AI into their products. Competing firms may be able to develop and embed AI in their products more quickly and successfully than we can. If our competitors are better able to incorporate AI in their products and we are unable to compete effectively with them, our business, results of operations and financial condition could be adversely affected. Also, while we believe that the market for AI in SaaS solutions for the accounting, consulting, investment banking, legal, private capital and real assets industries is growing, if the market for AI in these solutions develops more slowly than we expect or declines, our business, results of operations and financial condition could be adversely affected.

Our AI capabilities include, among other things, automation, machine learning, deep learning and generative AI. Many of our products are powered by AI and machine learning, some of which include the use of large language models and generative AI. Some of the known risks of generative AI currently include accuracy, bias, toxicity, privacy, and security and data provenance. For example, AI technologies may use algorithms, data sets, or training methodologies that may be flawed or otherwise contain deficiencies and may create content that is factually inaccurate or flawed or contains copyrighted or otherwise protected materials which, if used by our clients, could result in a negative impact to our reputation, competitive harm and liability for our company. Developing, testing and deploying AI systems may also increase the cost of our offerings. The AI capabilities of our platform and solutions could potentially have actual or perceived impacts on privacy, employment and civil rights. Our failure to adequately address legal risks relating to AI in our platform and solutions could result in litigation regarding, among other things, intellectual property, privacy, employment, civil rights and other claims that could result in liability for our company. Countries are applying their data protection laws to AI, particularly generative AI, and are considering legal frameworks on AI. For example, the European Union’s Artificial Intelligence Act (the “EU AI Act”), which was formally adopted in 2024, and certain provisions of which came into force in 2025, prohibits certain AI applications and systems with unacceptable risk and imposes additional requirements on the use of other high-risk or limited-risk AI applications or systems, which may require the implementation of additional quality assurance controls and measures. Intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. The introduction of AI technologies, including generative AI, into new or existing products could result in a failure or perceived failure to comply with such legal requirements and may also result in new or increased governmental or regulatory scrutiny, which could result in regulatory action and liability. Additionally, actions taken by our clients and employees, including through the use or misuse of our products or new technologies for illegal activities or improper information sharing, may result in reputational harm or possible liability. The use of our AI capabilities could raise ethical or social concerns and our failure to adequately address these concerns or the failure of our competitors, clients or other end users to do so could negatively impact our brand and reputation.

If we are unable to develop, introduce and market new and enhanced versions of our solutions, we may be put at a competitive disadvantage and our operating results could be adversely affected.

Our ability to attract new clients and increase revenues from our existing clients depends, in part, on our continued ability to enhance the functionality of the existing solutions on the Intapp Intelligent Cloud by developing, introducing, and marketing new and enhanced versions of our solutions that address the evolving needs of our clients and changing industry standards. Because some of our solutions are complex and require rigorous testing, development cycles can be lengthy and can require months or even years of development, depending upon the solution and other factors. As we expand internationally, our products and services must be modified and adapted to comply with regulations and other requirements of the countries in which our clients do business.

Additionally, market conditions, including heightened pressure on clients from end users relating to mobile computing devices and speed of delivery, may dictate that we change the technology platform underlying our existing solutions or that new solutions be developed on different technology platforms, potentially adding significant time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses.

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

If we are unable to develop or sell our solutions into new markets or to further penetrate existing markets, our revenues will not grow as expected, and if our established solutions fail to satisfy client demands or maintain market acceptance, our operating results could be adversely affected.

Our ability to increase revenues will depend, in large part, on our ability to further penetrate our existing markets and to attract new clients, as well as our ability to generate subscription renewals from existing clients and to increase sales from existing clients who do not utilize the full Intapp Intelligent Cloud. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, adaptation to new industry standards that our solutions address and technological changes, the ability to maintain and to develop relationships with third parties and the ability to attract, retain and effectively train sales, services, support and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solutions to become obsolete. Any new markets in which we attempt to sell our solutions, including new countries or regions, may not be receptive or sales cycles may be delayed due to pandemics or other public health emergencies, political instabilities and the global economic downturn. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet changing consumer demands and industry standards, as well as our ability to assure that our clients will be satisfied with our existing and new solutions. If we are unable to sell our solutions into new markets or to further penetrate existing markets, or to increase sales from existing clients by selling them additional software and services, our revenues will not grow as expected, which would have a material adverse effect on our business, financial condition, and results of operations.

We expect to continue to derive a substantial portion of our revenues and cash flows from our established solutions. Demand for our solutions is affected by a number of factors, some of which are beyond our control, including the successful implementation of our solutions, the timing of development and release of new solutions by us and our competitors, technological advances which reduce the appeal of our solutions, changes in regulations that our clients must comply with in the jurisdictions in which they operate and the growth or contraction in the worldwide market for technological solutions for the accounting, consulting, investment banking, legal, private capital and real assets industries. If we are unable to continue to meet client demands, to achieve and maintain a technological advantage over competitors, or to maintain market acceptance of our solutions, our business, results of operations, financial condition, and growth prospects would be adversely affected.

We compete in highly competitive markets, and if we do not compete effectively, our business, results of operations, and financial condition could be negatively impacted and cause our market share to decline.

The markets for our solutions and services are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include large solution providers that focus on one or more point solutions, legacy systems, and manual processes or internally built technology solutions developed by or for our clients, new or emerging entrants seeking to develop competing technologies, including those with AI and generative AI capabilities, and well-established horizontal solution providers that provide broad solutions across multiple industries. Specifically, we compete from time to time with large software companies such as SAP and Salesforce. The competitors we face in any sale may change depending on, among other things, the line of business, functional or regional group or department purchasing the solution, the solution being sold, the geography in which we are operating and the size of the client to which we are selling.

We compete based on various factors, including unique product features or functions, configurability, price and the time and cost required for software implementation. Outside of the United States, we are more likely to compete against vendors that may further differentiate themselves based on local advantages in language or market knowledge. Some of our current and potential competitors may have longer operating histories and greater financial, technical, sales, marketing, and other resources than we do, as well as larger installed client bases. Our current and potential competitors may also establish cooperative relationships or engage in other strategic transactions among themselves or with third parties, including our clients, to further enhance their resources and offerings. As a result, such competitors may be able to devote greater resources to the development, promotion, and sale of their solutions than we can devote to ours, which could allow them to respond more quickly than we can to new or emerging technologies and changes in client needs, thus leading to their wider market acceptance. Existing relationships with our competitors may make those clients less willing to purchase our solutions. For instance, if a potential client uses one product from a competitor that powers a critical element of the client’s day-to-day operations, they may be more likely to turn to such competitor in the future to the extent they require further product solutions, rather than purchasing one or more solutions from us. If we are unable to compete effectively with these evolving competitors for market share, our business, results of operations, and financial condition would be materially and adversely affected.

Our industry is evolving rapidly and we anticipate the market for solutions will become increasingly competitive as our current and potential clients move a greater proportion of their data and computational needs to the cloud or to future generation technologies. New competitors may emerge that offer services either comparable or better suited than ours to address the demand for such solutions, which could reduce demand for our offerings. Moreover, as we continue to build AI into many of our offerings, we face more competition as AI technologies are increasingly integrated into the markets in which we compete. Our competitors may be able to incorporate AI into their offerings more efficiently or successfully than we are able to and achieve greater and faster adoption. Continuing intense competition could result in increased pricing pressure, increased sales and marketing expenses, increased expenses associated with personnel and third-party services and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase, or the loss of market share, would harm our business, results of operations, financial condition, and/or future prospects.

If the market for SaaS solutions, including those with AI and generative AI capabilities, for accounting, consulting, investment banking, legal, private capital and real assets industries develops slower than we expect or declines, it could have a material adverse effect on our business, financial condition and results of operations.

While the market for SaaS solutions, including those with AI and generative AI capabilities, for the accounting, consulting, investment banking, legal, private capital and real assets industries is growing, it is uncertain whether our SaaS solutions will achieve and sustain high levels of client demand and market acceptance, particularly in the accounting, consulting, investment banking, legal, private capital and real assets industries. Many accounting, consulting, investment banking, legal, private capital and real assets firms use on-premises software applications, including some who have invested substantial resources to integrate a variety of point solutions into their organizations to address one or more specific business needs and, therefore, may be reluctant to switch to SaaS solutions. Our success substantially depends on the adoption of cloud computing and SaaS solutions in the accounting, consulting, investment banking, legal, private capital and real assets industries, which may be affected by, among other things, the widespread acceptance of cloud computing and SaaS solutions in other industries and in general. Market acceptance of our SaaS solutions may be affected by a variety of factors, including but not limited to: price, security, reliability, performance, client preference, public concerns regarding privacy and the enactment of restrictive laws or regulations. It is difficult to predict client adoption rates and demand for our SaaS solutions, the future growth rate and size of the cloud computing market or the entry of other competitive applications. If we or other providers of cloud-based computing in general, and in the accounting, consulting, investment banking, legal, private capital and real assets industries in particular, experience security incidents, loss of client data, disruptions in delivery, or other problems, the market for cloud computing applications as a whole, including our SaaS solutions, may be negatively affected. If there is a reduction in demand for cloud computing caused by a lack of client acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and solutions, reductions in corporate spending or other reason, it could have a material adverse effect on our business, financial condition, and results of operations.

We may continue to expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs, and dilution to our stockholders.

We expect to continue to grow, in part, by making targeted acquisitions and strategic investments. Our business strategy includes the potential acquisition of shares or assets of, or alliances with companies with software, technologies or businesses complementary to ours, both domestically and globally. For example, in fiscal year 2025, we acquired TermSheet, LLC, a provider of software for real estate teams. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity.

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

We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We operate globally, sell our services to more than 2,700 clients in more than 62 countries, and have employees and contractors in the Americas, Europe and Asia Pacific. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Additionally, we continue to increase the breadth and scope of our Intapp Intelligent Cloud and our operations and we continue to develop our partner network.

In order to successfully manage our future growth, we will need to continue to add and retain qualified personnel across our operations; improve our IT and financial infrastructures, our operating and administrative systems, and our ability to manage headcount, capital, and internal processes in an efficient manner and deepen our industry experience in key industries. Our organizational structure is also becoming more complex as we grow our operational, financial, and management infrastructure and we must continue to improve our internal control over financial reporting as well as our disclosure systems and procedures. We intend to continue to invest to expand our business, including investing in technology, sales and marketing operations, developing new solutions and features for our existing solutions, hiring additional personnel, and upgrading our infrastructure. These investments will require significant capital expenditures and may divert management and financial resources from other projects, such as the development of new solutions, and any investments we make will occur in advance of experiencing the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. We continue to assess our facilities requirements and may deem it advisable in the near-term or later to add new offices or downsize certain of our offices in order to reduce costs, which may cause us to incur related charges. As we continue to evaluate our real estate needs, we may incur additional charges in the future in connection with exit activities. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our results of operations may be adversely affected.

Our solutions address functions within the heavily regulated accounting, consulting, investment banking, legal, private capital and real assets industries, and our clients’ failure to comply with applicable laws and regulations could subject us to litigation.

We sell our solutions to clients within the accounting, consulting, investment banking, legal, private capital and real assets industries. Our clients use our solutions for business activities that are subject to a number of laws and regulations, including state and local legal, accounting, and other types of professional ethics rules. Any failure by our clients to comply with laws and regulations applicable to their businesses, and in particular to the functions for which our solutions are used, could result in fines, penalties or claims for substantial damages against our clients. To the extent our clients believe that such failures were caused by our solutions or our client service organization, our clients may make a claim for damages against us, regardless of whether we are responsible for the failure. We may be subject to lawsuits that, even if unsuccessful, could divert our resources and our management’s attention and adversely affect our business, and our insurance coverage may exclude coverage for some claims or may not be sufficient to cover such claims against us.

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

Our loan and security agreement under our revolving credit facility contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, if we incur debt under the facility in the future, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of June 30, 2025, we had no outstanding loan balance under this facility.

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

Our solutions are complex and are used in a wide variety of environments. Our revenues and profitability depend in part on the reliability and performance of our implementation services, training services and technical support services, some of which are provided through partners that can provide services for our solutions to clients. If our implementation services are unavailable, or clients are dissatisfied with our or our partners’ performance, we could lose clients, our revenues and profitability would decrease and our business operations or financial position could be harmed. Additionally, if our solutions are not used correctly or as intended, inadequate performance may result. Because our clients rely on our solutions to manage a wide range of operations, a failure to properly train clients on how to efficiently and effectively use our solutions, could result in negative publicity or legal claims against us. As we grow internationally, we may face additional challenges and costs in delivering implementation services and training in languages other than English.

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

As with all software solutions, undetected errors or failures may exist or occur, especially when solutions are first introduced or when new versions are released, implemented or integrated into other systems. Our software solutions are often installed and used in large-scale computing environments with different third-party applications operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our solutions or may expose undetected errors, failures, or bugs in our solutions. Despite testing by us, we may not identify all errors, failures, or bugs in new solutions or releases until after commencement of commercial sales or installation. In the past, we have discovered errors, failures, and bugs in some of our solutions after their introduction. We may not be able to fix errors, failures, and bugs without incurring significant costs or an adverse impact to our business. We believe that our reputation and name recognition are critical factors in our ability to compete and generate additional sales. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions and services. The occurrence of errors in our solutions or the detection of bugs by our clients may damage our reputation in the market and our relationships with our existing clients, and as a result, we may be unable to attract or retain clients. Any of these events may result in the loss of, or delay in, market acceptance of our solutions, which could seriously harm our sales, results of operations, and financial condition.

Changes in laws, regulations, or guidance issued by supervisory authorities relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws, regulations, or guidance, could adversely affect our business and could subject us to liability, fines and reputational harm.

Data protection and privacy legislation, enforcement and policy activity are rapidly expanding in the United States and around the world and creating a complex compliance environment and the potential for high profile negative publicity in the event of any noncompliance or data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process and store personal data across our business. For example, in Europe Regulation (EU) 2016/679 (GDPR) imposes requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, rights which may be exercised by individuals, the security and confidentiality of personal data, and notifications in the event of data breaches and use of third-party processors. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of the worldwide revenues or 20 million euros, whichever is greater. Despite the U.K.’s exit from the E.U., the U.K. still also has laws equivalent to the GDPR/EU data protection laws. We may experience hesitancy, reluctance, or refusal by European or multi-national clients to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such clients may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessity or may require that our employees who are providing services to them be based in the European Union/UK which could increase our costs in providing such services. Uncertainty about compliance with the GDPR and EU data protection laws remains, with the possibilities that data protection authorities located in different EU Member States may interpret GDPR differently, or requirements of national laws may vary between the EU Member States, or guidance on GDPR and compliance practices may be often updated or otherwise revised. Any of these events will increase the complexity and costs of processing personal data in the UK or European Economic Area or concerning individuals located in the UK or European Economic Area (“EEA”).

Under GDPR, transfers of personal data to countries outside of the European Economic Area that have not been determined by the European Commission to provide adequate protections for personal data, including the United States, are prohibited unless certain transfer mechanisms are used. Switzerland and the U.K. have similar restrictions. However, such mechanisms are subject to consistent scrutiny and challenge. A decision of the Court of Justice of the European Union in July 2020 invalidated the EU-U.S. Privacy Shield Framework, a means that previously permitted transfers of personal data from the EEA to companies in the United States that certified adherence to the Privacy Shield Framework. While the United States and EU have put in place a new framework to replace the Privacy Shield Framework, the EU-U.S. Data Privacy Framework, this framework is already subject to challenge in the Court of Justice of the European Union, so there can be no assurance that it will not be invalidated, repealed or otherwise modified in the future. There are also Swiss and U.K. extensions to the EU-U.S. Data Privacy Framework. In addition, that same Court of Justice of the European Union decision also cast doubt on the use of a prior form of standard contractual clauses that are the other commonly used mechanism to transfer personal data outside of the EEA/U.K. In the U.K. and the EEA, there are now updated form versions of standard contractual clauses and a need to conduct a transfer risk assessment in accordance with applicable guidance. With respect to personal data transfers from the EU to the U.K. and U.K. to the EU, there are adequacy decisions in place meaning personal data can transfer freely for the time being. Given the consistent scrutiny and challenge to data transfers, further changes to how data transfers to and from the European Union and other jurisdictions are regulated could impact how we provide services to our clients in relevant jurisdictions.

The CCPA imposes requirements relating to how companies may collect, use and process personal information relating to California residents. The CCPA establishes a privacy framework for covered businesses such as ours by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for California residents and creating a new and potentially severe statutory damages framework for violations of the CCPA, as well as potentially severe statutory damages and private a right of action against businesses that suffer a data security breach due to their violation of a duty to implement reasonable security procedures and practices. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, in November 2020, California voters adopted the CPRA, which enhances and strengthens regulatory requirements and individual protections that currently exist under the CCPA. Since the CRPA took effect in January 2023, the California Privacy Protection Agency (CPPA) has commenced formal rulemaking activities to update existing CCPA regulations, implement regulations for certain businesses to conduct risk assessments and conduct annual cybersecurity audits. Numerous other states have enacted or are considering enacting similar privacy laws, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. Congress is also considering legislation that may preempt some or all of such U.S. state privacy laws, but which may also provide a more expansive private right of action for privacy claims than exists under current state laws. Further, privacy class actions in the United States are on the rise, with cases being filed based on pre-digital age state and federal laws. The evolving complexity of privacy and data security legislation in the United States may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation. The uncertainty and changes in the requirements of California and other jurisdictions, including potential federal legislation regarding data privacy that may impose requirements and potentially preempt state data privacy rules, may increase the cost of compliance, restrict our ability to offer services in certain locations or subject us to sanctions by national, regional, state, local and international data protection regulators, all of which could harm our business, results of operations or financial condition.

Although we take reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest human and technology resources into data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. Data protection laws and requirements may also be enacted, interpreted or applied in a manner that creates inconsistent or contradictory requirements on companies that operate across jurisdictions. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. For example, the European Union’s Data Act (the “EU Data Act”), which takes effect in September 2025, expands data access and exportability rights to users based in the EU. Additionally, for example, we may find it necessary to establish alternative systems to maintain personal data originating from the European Union in the European Economic Area, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Data protection legislation and regulatory and contractual requirements could hamper our ability to use data to train our artificial intelligence algorithms. Any inability to adequately address privacy concerns in connection with our solutions, or to comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer our solutions. Further, countries are applying their data protection laws to AI, and particularly generative AI, and are considering legal frameworks on AI. For example, the EU AI Act, with certain provisions taking effect beginning in 2025, establishes such a framework within the EU. These evolving regulations, including but not limited to the CPPA’s proposed rulemaking, the EU Data Act and EU AI Act, will continue to have broad impact on the information technology, data privacy, and security landscape. Any failure or perceived failure to comply with such requirements could have an adverse impact on our business.

Anticipated further evolution of regulations on this topic may substantially increase the penalties to which we could be subject in the event of any non-compliance. Compliance with these laws is challenging, constantly evolving, and time consuming and federal regulators, state attorneys general and plaintiff’s attorneys have been and will likely continue to be active in this space. We may incur substantial expense in complying with legal obligations to be imposed by new regulations and we may be required to make significant changes to our solutions and expanding business operations— all of which may adversely affect our results of operations.

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

We are required to provide an annual management report on, among other things, the effectiveness of our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. We expect to continue to incur significant expenses and to continue to devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We may in the future, identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control, including as a result of any identified material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports which could cause a decline in the price of our common stock. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to executive compensation, human capital, climate change, and other environmental, social and governance-focused disclosures, may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities.

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
•
New and evolving regulations relating to privacy and data security, data localization and the unauthorized use of, or access to, commercial and personal information;
•
Lack of familiarity with and unexpected changes in foreign regulatory requirements;
•
Failure by our clients to comply with local laws and regulations applicable to their businesses, such as the EU Digital Operational Resilience Act (that went into effect in January 2025) with respect to clients operating in the financial services industry, to the extent that they believe that such failures were related to our solutions;
•
Increased exposure to fluctuations in currency exchange rates;
•
Levels of inflation in international economies;
•
The burdens and costs of complying with a wide variety of foreign laws and legal standards, including employment, tax, privacy, anticorruption, import/export, antitrust, data transfer, storage and protection, artificial intelligence, health and safety, and industry-specific laws and regulations;
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
•
Disruption to our operations caused by pandemics or other public health emergencies; and
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

Political tensions or economic instability in the regions where we conduct operations could disrupt or delay our research and development operations or adversely affect the timeliness of new product delivery or maintenance and upgrades to existing products and solutions, which could harm our operations, financial conditions, sales and growth prospects. For example, after Russia’s invasion of Ukraine, we implemented contingency plans to ensure the continuity of our contract research and development activity conducted through our facilities based in Ukraine and our contractors’ facilities located in Belarus, Ukraine and Russia, which included ending activities in Belarus and Russia and transitioning work to the European Union, U.K. and Americas. Disruptions in communications with our foreign operations could also lead to periods of unavailability of our SaaS solutions, which could require us to provide credits or refunds to clients or lead to client cancellations.

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

We compete with a number of software and other technology companies to attract and retain software developers with specialized experience in designing, developing, and managing our solutions, including our cloud-based software, as well as for skilled developers, engineers and information technology and operations professionals who can successfully implement and deliver our solutions. We also compete with a number of software and other technology companies to attract and retain employees with AI skills and knowledge and our ability to effectively carry out our AI strategy depends, in part, on our ability to attract and retain employees with AI expertise. Additionally, we believe that our future growth will depend on the development of our go-to-market strategy and the continued recruiting, retention, and training of our sales teams, including their ability to obtain new clients and to manage our existing client base. Our ability to expand geographically depends, in large part, on our ability to attract, retain and integrate managers to lead the local business and employees with the appropriate skills. Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. Many of the companies with which we compete for experienced personnel have greater resources than we have. We may incur significant costs to attract, train and retain such personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment after recruiting and training them. Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. If we are unable to attract, integrate and retain qualified personnel, or if there are delays in hiring required personnel, including delays due to geopolitical instability, pandemics, other public health emergencies or adjustments to U.S. immigration policy related to skilled foreign workers, our business, results of operations, and financial condition may be materially adversely affected.

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

In the event we must offer increased wages or other competitive benefits and incentives to attract and retain qualified personnel and fail to do so, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales. Although we have not experienced any material labor shortage to date, we operate in competitive labor markets and may experience labor cost pressures. If we are unable to hire and retain capable employees or manage labor cost pressures, or if mitigating measures we take in response to increased labor costs have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.

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

If the third-party cloud providers or sub-processors that host any of our websites or web-based services were to experience a system failure, the performance of our websites and web-based services, including our SaaS solutions, would be harmed and our ability to deliver our solutions to our clients could be impaired, resulting in client dissatisfaction, reputational harm and liability, loss of clients, and harm to our operations and our business. In general, third-party cloud providers are vulnerable to damage from fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins, and similar events. The controls implemented by our current or future third-party cloud providers may not prevent or timely detect such system failures and we do not control the operation of third-party cloud providers that we use. Our current or future third-party cloud providers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our current or future third-party cloud providers, or any of the service providers with whom we or they contract, may have negative effects on our business. If our current or future third-party cloud providers are unable to keep up with our growing needs for capacity or any spikes in client demand, it could have an adverse effect on our business. Any changes in service levels by our current or future third-party cloud providers could result in loss or damage to our clients’ stored information and any service interruptions at these third-party cloud providers could hurt our reputation, cause us to lose clients, harm our ability to attract new clients or subject us to potential liability. In the event of any damage or interruption, our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Additionally, our systems are not fully redundant. Although the redundancies and disaster recovery and business continuity plans we do have in place will permit us to respond, at least to some degree, to service outages, our current or future third-party cloud providers that host our SaaS solutions are vulnerable in the event of failure. We do not yet have adequate structure or systems in place to recover from a third-party cloud provider’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our third-party cloud providers could be difficult and may not be possible at all. Any of these events could seriously harm our business, results of operations, and financial condition.

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

We collect sales and similar value-added taxes as part of our client agreements in a number of jurisdictions. Sales and use, value-added, and similar tax laws and rates vary greatly by jurisdiction. If we believe that we should have been or should be collecting additional sales, use, or other taxes on our solutions, we voluntarily engage with appropriate tax authorities, and such engagement has led and may lead to our participation in voluntary disclosure agreements. Additionally, we have been in the past and may in the future be under audit by one or more state or local tax authorities with regard to sales tax and other indirect tax matters. Our voluntary participation in agreements with states, countries, or other jurisdictions, or successful assertions by states, countries, or other jurisdictions that we should have been or should be collecting additional sales, use, or other taxes on our solutions could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage clients from purchasing our solutions, or otherwise harm our business, results of operations, and financial condition.

Risks Related to Our Organizational Structure

If the ownership of our common stock continues to be highly concentrated, it may prevent other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of August 13, 2025, Anderson Investments Pte Ltd. and its affiliates (collectively, “Anderson”) beneficially own approximately 21% of our common stock. As a result, Anderson exercises significant influence over all matters requiring a stockholder vote, including: the election of directors; mergers, and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Anderson may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Anderson may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control.

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

We have not been governed by Section 203 of the Delaware General Corporation Law, as amended (the “DGCL”), and we will only become subject to Section 203 of the DGCL, immediately following the time at which both of the following conditions exist: (i) Section 203 of the DGCL by its terms would, but for the provisions of our amended and restated certificate of incorporation, apply to us; and (ii) Anderson does not own (as defined in Section 203 of the DGCL) shares of our capital stock representing at least fifteen percent (15%) of the voting power of all the then outstanding shares of our capital stock. Section 203 of the DGCL prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of two-thirds of all of our outstanding common stock not held by such interested stockholder.

Furthermore, Anderson controls 21% of the voting power of the shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and Anderson may be able to influence outcome of matters submitted to a stockholder vote. Pursuant to the Stockholders’ Agreement, so long as Anderson beneficially owns at least 10% of our outstanding common stock, it shall have the right to nominate one director to our board of directors.

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
•
The contents of published research reports about us or our industry;
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
•
Changes in market interest rates, including due to impacts from inflation, that may lead purchasers of our shares to demand a higher yield;
•
Announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments;
•
Announcements or actions taken by our principal stockholders;
•
Sales of substantial amounts of our common stock by Anderson or other significant stockholders or our insiders, or the expectation that such sales might occur;
•
Volatility, inflation, or economic downturns in the markets in which we, our clients and our partners are located caused by changes in trade policies and practices (including the imposition of tariffs) or other economic policies, pandemics or other public health emergencies and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics;

•
Geopolitical tensions or conflicts in locations in which we, our clients and our partners are located, such as conflicts in Ukraine and any further escalation of such conflict as well as ongoing conflict in the Middle East;
•
General volatility in the prices of stock traded on the Nasdaq Global Select Market and other equity markets; and
•
General market, political and economic conditions, including inflation, rising interest rates and disruptions in the accounting, consulting, investment banking, legal, private capital and real assets industries, including any such conditions and local conditions in the markets in which any of our clients are located.

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

Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. We have in the past and may in the future obtain financing by issuing additional shares of our common stock, which has a dilutive effect on the pre-existing stockholders. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

As of August 13, 2025, there were 82,120,030 shares of common stock outstanding. Approximately 21% of our outstanding common stock is held by Anderson and can be resold into the public markets in the future in accordance with the requirements of Rule 144. In addition, we filed an automatically effective registration statement on Form S-3 with the SEC on May 16, 2023, as supplemented on April 15, 2024, and as may be amended or supplemented from time to time, which registered shares held by certain of our existing stockholders (including Anderson) and its respective affiliates. Pursuant to this effective registration statement, such shares are freely tradeable in the public market to the extent sold pursuant to the registration statement. The sale by Anderson of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock. In addition, certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. The market price of our common stock may decline significantly if our existing stockholders were to sell substantial amounts of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

As of August 13, 2025, we had an aggregate of 593,907,729 shares of common stock authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Additionally, as of August 13, 2025, we had 23,977,373 shares of common stock reserved for issuance under our incentive plans. Any common stock issued in connection with our incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by all of our stockholders.

We cannot guarantee that our stock repurchase program will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of the trading price of our common stock.

On August 7, 2025, our Board of Directors approved a stock repurchase program under which we are authorized to purchase up to $150.0 million of our common stock from time to time (the “Repurchase Program”). Our Repurchase Program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase additional shares at favorable prices or at all. Further, our stock repurchases could affect the trading price of our common stock, increase its volatility, reduce the market liquidity for our stock and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. As part of the Inflation Reduction Act of 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any stock repurchases, which could reduce the number of shares we repurchase. The actual timing, number and value of shares repurchased will depend on various factors, including the market price of our common stock, trading volume, general market conditions, and other corporate and economic considerations.

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

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation contains a federal forum provision which provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

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

We have never paid cash dividends on our common stock and have no plans to pay regular dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness and statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Additionally, our revolving credit facility agreements limit the ability of certain of our subsidiaries to pay dividends. Until such time that we pay a dividend, which may never occur, our investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

General Risk Factors

We may be adversely affected by natural disasters, pandemics or other public health emergencies, other catastrophic events and terrorism that could disrupt and harm our business, results of operations, and financial condition.

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

Because we recognize revenues over the term of the agreements for our SaaS solutions, any downturn in our business resulting from the such pandemics or other public health emergencies may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance. Further, our sales cycles could increase, resulting in a slower growth of new sales. Certain of our competitors may also be better equipped to weather the impact of such pandemics or other public health emergencies both domestically and abroad and better able to address changes in client demand.

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

We are subject to federal, state and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, which changes may have retroactive application. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA and the CARES Act made a number of significant changes to the current U.S. federal income tax rules, including with respect to the corporate tax rate, NOLs, and the international tax rules. Many of the provisions of these laws still require finalization by the U.S. Treasury Department, increasing the uncertainty as to the ultimate effects on us and our stockholders. Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows, or financial results. Such developments, for example, may include certain new provisions introduced by the Inflation Reduction Act, certain Organization for Economic Co-operation and Development's proposals including the implementation of the global minimum tax under the Pillar Two model rules, and the European Commission's and certain major jurisdictions' heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments' responses to macroeconomic factors such as shrinking gross domestic product or increased inflation rates and tax revenue needs may lead to tax rule changes that could materially and adversely affect our cash flows and financial results. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and foreign and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition, and results of operations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, deductions for domestic research and development expenditures. We are currently evaluating OBBBA; however, we do not expect OBBBA to have a material impact on our consolidated financial statements.

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

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity incident response plan is also designed to integrate with or complement other enterprise plans, such as our business continuity plan and crisis management plan.

Our cybersecurity risk management program includes:

•
Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
A security team principally responsible for managing (1) our cybersecurity governance and risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
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

When we experience cybersecurity incidents, we promptly activate incident response protocols and commence investigation of the incident. We may notify law enforcement and engage third-party professionals, as appropriate, as part of our incident response and/or investigation. Based on our assessments, during the last fiscal year, we have not identified any cybersecurity threat that has had a material impact on, or that we expect will have a material impact on our operations, business strategy, results of operations, or financial condition. However, we face ongoing cybersecurity risks, including threats that might become more sophisticated and effective over time. If realized, these risks are reasonably likely to materially affect us. Additional information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.”

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (“Committee”) oversight of our enterprise risks, including cybersecurity and other information security risks. The Committee oversees management’s implementation of our cybersecurity risk management program. Also, we created a Risk Management Working Group which meets no less than quarterly and which receives updates on our cybersecurity risk management program and cybersecurity risks from the Chief Information Security Officer (“CISO”). The Risk Management Working Group includes two Audit Committee members, certain members of senior management and the CISO.

The Committee receives quarterly reports on our cybersecurity risks from the Risk Management Working Group. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports quarterly to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings on our cyber risk management program.

Our team of experienced cybersecurity professionals has primary responsibility for our overall cybersecurity risk management program, including assessing and managing material risks from cybersecurity threats. Our CISO, Mark Schertler, supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Mr. Schertler has over 40 years of experience in the field of cybersecurity. Mr. Schertler leads a team of experienced cybersecurity professionals who have extensive experience in the field of cybersecurity, including experience in cybersecurity consulting, cloud security, security architecture, application security and serving as a chief technology officer.

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

Item 2. Properties.

We have twelve offices globally, all in leased or managed premises. Our corporate headquarters is located in Palo Alto, California, and consists of approximately 13,000 square feet of space pursuant to an agreement that expires in August 2026. In addition to our head office, we also maintain eleven offices in multiple locations in the U.S. and internationally in the U.K., Germany, Netherlands, Portugal, Ukraine and Singapore.

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

Item 3. Legal Proceedings.

The information contained in Note 10. “Commitments and Contingencies—Litigation” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference. From time to time we may become involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Additionally, we may from time to time receive letters from third parties alleging patent infringement, violation of employment practices, or trademark infringement, and we may in the future participate in litigation to defend ourselves. We cannot predict the results of any such disputes, and regardless of the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “INTA.”

Holders of Common Stock

As of August 13, 2025, there were 28 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

All unregistered sales of equity securities during the period covered by this Annual Report were previously disclosed on prior Quarterly Reports on Form 10-Q that we filed with the Securities and Exchange Commission (“SEC”).

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following graph shows a comparison of the cumulative total stockholder return for our common stock to the Nasdaq Composite — Total Return Index and S&P Software & Services Select Industry Index, assuming an initial investment of $100 at the market close on June 30, 2021, the date our stock commenced trading on the Nasdaq Global Select Market through June 30, 2025. Such comparisons are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

The performance graph above shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Exchange Act or the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Cautionary Note regarding Forward-Looking Statements” and “Risk Factors”. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.

A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 26, 2024.

Overview

We are a leading global provider of AI-powered solutions for the world’s premier accounting, consulting, investment banking, legal, private capital and real assets firms. Our vertical software as a service (“SaaS”) solutions help professionals apply their collective expertise to make smarter decisions, manage risk, increase competitive advantage and drive new growth. Using the power of Applied AI, our purpose-built vertical SaaS solutions help firms accelerate the flow of information, activate expertise, empower teams, strengthen client relationships, reduce risk, and adapt more quickly in a highly complex ecosystem. The world’s top firms — across accounting, consulting, investment banking, legal, private capital, and real assets — trust Intapp’s industry-specific platform and solutions to modernize and drive new growth.

Highlights for the Fiscal Year 2025

During fiscal year 2025, we generated total revenues of $504.1 million with a gross margin of 74%. Our operating cash flow was $123.5 million and we completed the acquisition of TermSheet, LLC. Total cash and cash equivalents as of June 30, 2025 was $313.1 million. Our remaining performance obligations, which represent all future revenue under contract yet to be recognized, were $719.7 million as of June 30, 2025.

How We Generate Revenue

We generate revenues primarily from software subscriptions, typically with one-year or multi-year contract terms. We sell our software through a direct sales model, which targets clients based on end market, geography, firm size, and business need. We recognize revenues from SaaS and support revenue ratably over the contract term. We recognize license revenues related to subscription fees upfront and license revenues related to support ratably over the term of the support contract. We generally price our subscriptions based on the number of users adopting our solution and the modules deployed.

We expect the vast majority of our new ARR (as defined below) growth in the future to be from the sale of SaaS subscriptions.

We generate service revenues primarily from professional services. Our clients utilize these services to configure and implement one or more modules of the Intapp Intelligent Cloud, integrate those modules with the existing platform and with other core systems in their IT environment, upgrade their existing deployment, and provide training for their employees. Other professional services include strategic consulting and advisory work, which are generally provided on a standalone basis.

Key Factors Affecting Our Performance

Market Adoption of our Cloud Platform. Our future growth depends on our ability to win new accounting, consulting, investment banking, legal, private capital and real assets clients and expand within our existing client base, primarily through the continued acceptance of our cloud business. Our cloud business has historically grown faster than our overall business and represents an increasing proportion of our annual recurring revenues. We must demonstrate to new and existing clients the benefits of selecting our cloud platform, and support those deployments once live with reliable and secure service. From a sales perspective, our ability to add new clients and expand within existing accounts depends upon a number of factors, including the quality and effectiveness of our sales personnel and marketing efforts, and our ability to convince key decision makers within accounting, consulting, investment banking, legal, private capital and real assets firms to embrace the Intapp Intelligent Cloud over point solutions, internally developed solutions, and horizontal solutions. If our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.

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

We have a track record of successfully identifying, acquiring and integrating complementary businesses within the accounting, consulting, investment banking, legal, private capital and real assets industries. To complement our organic investment in innovation and accelerate our growth, we will continue to evaluate acquisition opportunities that help us extend our platform, broaden and deepen our market leadership, and add new clients.

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

ARR was $485.4 million and $404.2 million as of June 30, 2025 and 2024, respectively, an increase of 20%.

Cloud ARR

Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.

Cloud ARR was $383.1 million and $296.7 million as of June 30, 2025 and 2024, respectively, an increase of 29%, and represented 79% and 73% of ARR for fiscal years 2025 and 2024, respectively.

Cloud Net Revenue Retention (“NRR”)

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

This metric accounts for changes in our cloud recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), cloud migrations, price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). Our trailing twelve months Cloud NRR as of June 30, 2025 was 120%.

Number of Clients

We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of June 30, 2025, we had over 2,700 clients. No single client represented more than 10% of total revenues for fiscal years 2025, 2024 and 2023, respectively.

Our client base includes some of the largest and most reputable accounting, consulting, investment banking, legal, private capital and real assets firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our accounting, consulting, investment banking, legal, private capital and real assets clients. As of June 30, 2025 and 2024, we had 795 and 698 clients, respectively, with contracts greater than $100,000 of ARR, of which 109 and 73 clients, respectively, had contracts greater than $1.0 million of ARR.

With our scalable, modular cloud-based platform, we believe we are well positioned to continue our growth. Our most significant opportunity lies with the largest firms, where we see substantial expansion potential as firms continue to consolidate. We pursue growth in the number of clients, but our biggest drivers are the assets under management and revenue growth of our clients as well as growth in the total number of professionals they employ.

Components of Our Results of Operations

Certain prior period amounts reported have been reclassified to conform to the current year presentation. Effective July 1, 2024, we adjusted the classification of support services related to subscription license to be included within “license” on the consolidated statements of operations. Prior to July 1, 2024, support services related to subscription license was included in a line item entitled “SaaS and Support.” The presentation of cost of revenues has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenues and cost of revenues effective as of July 1, 2024 and did not affect total revenues, operating income, or net income. There was no change to the revenue recognition policy, except for the change in classification noted herein. Refer to the Revenue Recognition section in Note 2. “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Professional Services

Our professional services primarily consist of implementation, configuration and upgrade services provided to clients and others. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to remain relatively flat, with modest increases due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners, reflecting our strategy to de-emphasize professional services revenue. This shift will enhance partner involvement, support co-selling efforts, and drive partner-led deal origination.

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

Cost of SaaS

Our cost of SaaS revenues comprises the direct costs to deliver and support our SaaS solutions and premium support services related to SaaS, including personnel costs, allocated overhead costs, third-party hosting fees related to cloud infrastructure, amortization of capitalized internal-use software costs, amortization of acquired intangible assets, and depreciation of fixed assets.

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

Operating Expenses

Research and Development

Our research and development expenses consist primarily of personnel costs for engineering and product development employees, costs of third-party services, cloud infrastructure costs and allocated overhead costs. We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to dedicate substantial internal resources to develop, improve and expand the functionality of our solutions.

Sales and Marketing

Our sales and marketing expenses consist primarily of costs incurred for personnel costs for our sales and marketing employees as well as sales commissions and benefits, costs of marketing events and online advertising, allocated overhead costs, and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefits. In the medium term, we expect to see an increase in sales and marketing expenses as we continue to expand our direct sales force to take advantage of opportunities for growth and increase in in-person meetings, conferences, and attendance at trade shows.

General and Administrative

Our general and administrative expenses consist primarily of personnel costs as well as professional services and facilities costs related to our executive, finance, human resources, information technology and legal functions. As a public company, we expect to continue to incur significant accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the costs of maintaining compliance with the Sarbanes-Oxley Act, as well as insurance, investor relations and other costs associated with being a public company.

Lease Modification and Impairment

Lease modification and impairment consists of charges related to the early exit of certain leased office space and amendments to the underlying lease agreement during fiscal year 2023.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest income from our cash and cash equivalents, gains and losses from foreign currency transactions and remeasurement, and non-cash interest expense related to the amortization of deferred financing costs.

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

Results of Operations

The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Year Ended June 30,
	2025		2024		2023
	(in thousands, except for percentages)
Revenues:
SaaS	$331,948	66%	$259,256	60%	$197,090	56%
License	120,024	24	117,386	27	104,190	30
Professional services	52,148	10	53,881	13	49,593	14
Total revenues	504,120	100	430,523	100	350,873	100
Cost of revenues (1):
SaaS	66,714	13	53,487	13	46,764	13
License	6,256	1	6,344	1	6,258	2
Professional services	58,178	12	63,830	15	58,440	17
Total cost of revenues	131,148	26	123,661	29	111,462	32
Gross profit	372,972	74	306,862	71	239,411	68
Operating expenses (1):
Research and development	137,760	27	113,634	27	93,851	27
Sales and marketing	163,846	33	138,176	32	132,189	38
General and administrative	98,723	19	87,243	20	81,031	23
Lease modification and impairment	—	—	—	—	1,601	—
Total operating expenses	400,329	79	339,053	79	308,672	88
Operating loss	(27,357)	(5)	(32,191)	(8)	(69,261)	(20)
Interest and other income (expense), net	11,219	2	2,285	1	(659)	—
Net loss before income taxes	(16,138)	(3)	(29,906)	(7)	(69,920)	(20)
Income tax (expense) benefit	(2,079)	(1)	(2,115)	—	495	—
Net loss	$(18,217)	(4)%	$(32,021)	(7)%	$(69,425)	(20)%

(1) Amounts include stock-based compensation expense as follows:

	Year Ended June 30,
	2025		2024		2023
Cost of SaaS	$3,174	1%	$1,740	1%	$1,329	—%
Cost of license	709	—	552	—	376	—
Cost of professional services	6,026	1	5,030	1	3,916	1
Research and development	24,309	5	14,854	3	15,186	4
Sales and marketing	24,557	5	17,312	4	20,426	6
General and administrative	29,311	5	20,407	5	26,536	8
Total stock-based compensation expense	$88,086	17%	$59,895	14%	$67,769	19%

Comparison of the Fiscal Years Ended June 30, 2025 and 2024

Revenues

	Year Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except for percentages)
Revenues:
SaaS	$331,948	$259,256	$72,692	28%
License	120,024	117,386	2,638	2%
Professional services	52,148	53,881	(1,733)	(3)%
Total revenues	$504,120	$430,523	$73,597	17%

Saas

SaaS revenues increased by $72.7 million, or 28%, in fiscal year 2025 compared to fiscal year 2024, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our license solutions to our cloud solutions also contributed to the growth.

License

License revenues remained relatively flat in fiscal year 2025 compared to fiscal year 2024.

Professional Services

Professional services revenues decreased by $1.7 million, or 3%, for fiscal year 2025 compared to fiscal year 2024 due to changes in mix of resource delivery to our third-party implementation partners.

Cost of Revenues and Gross Profit

	Year Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except for percentages)
Cost of revenues:
SaaS	$66,714	$53,487	$13,227	25%
License	6,256	6,344	(88)	(1)%
Professional services	58,178	63,830	(5,652)	(9)%
Total cost of revenues	131,148	123,661	7,487	6%

Gross profit:
SaaS	265,234	205,769	59,465	29%
License	113,768	111,042	2,726	2%
Professional services	(6,030)	(9,949)	3,919	(39)%
Gross profit	$372,972	$306,862	$66,110	22%

Cost of SaaS

Cost of SaaS revenues increased by $13.2 million, or 25%, for fiscal year 2025 compared to fiscal year 2024. This was primarily driven by increases in cloud infrastructure costs of $2.8 million, personnel-related costs of $2.4 million, other allocated overhead costs of $2.3 million, amortization of acquired intangible assets of $1.8 million, royalty expense of $1.5 million relating to third-party products and $1.4 million in stock-based compensation expense due to an increase in stock awards granted.

Cost of License

Cost of license revenues remained relatively flat for fiscal year 2025 compared to fiscal year 2024.

Cost of Professional Services

Cost of professional services revenues decreased by $5.7 million, or 9%, for fiscal year 2025 compared to fiscal year 2024, primarily due to a decrease in personnel-related costs of $5.7 million as a result of decreased headcount and subcontractor costs of $0.7 million, partially offset by an increase in stock-based compensation expense of $1.0 million due to an increase in stock awards granted.

Gross Profit

Gross profit increased by $66.1 million, or 22%, for fiscal year 2025 compared to fiscal year 2024. Of this increase, $59.5 million was attributable to growth in SaaS revenues and a lower increase in SaaS costs as a percentage of related revenues and $3.9 million was attributable to a decrease in professional services costs as a percentage of related revenues.

Operating Expenses

	Year Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except for percentages)
Operating expenses:
Research and development	$137,760	$113,634	$24,126	21%
Sales and marketing	163,846	138,176	25,670	19%
General and administrative	98,723	87,243	11,480	13%
Total operating expenses	$400,329	$339,053	$61,276	18%

Research and Development

Research and development expenses increased by $24.1 million, or 21%, for fiscal year 2025 compared to fiscal year 2024. This was primarily driven by increases in personnel-related costs of $11.4 million due to annual salary increases and increased headcount, stock-based compensation expense of $9.5 million primarily due to an increase in stock awards granted, and allocated overhead costs of $2.7 million due to increased headcount.

Sales and Marketing

Sales and marketing expenses increased by $25.7 million, or 19%, for fiscal year 2025 compared to fiscal year 2024. This was primarily driven by increases in personnel-related costs of $11.3 million due to annual salary increase and increased headcount, stock-based compensation expense of $7.2 million primarily due to an increase in stock awards granted, commission expense of $2.5 million due to increased sales, allocated overhead costs of $2.2 million due to increased headcount and contractor costs of $1.6 million.

General and Administrative

General and administrative expense increased by $11.5 million, or 13%, for fiscal year 2025 compared to fiscal year 2024. This was primarily driven by increases in stock-based compensation expense of $8.9 million primarily due to an increase in stock awards granted, personnel-related costs of $7.0 million primarily due to annual salary increases and increased headcount, and changes in fair value of contingent consideration related to prior acquisitions of $2.3 million, partially offset by a decrease in costs allocated out to other functions of $6.7 million due to increased headcount in other departments.

Interest and Other Income, net

	Year Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except for percentages)
Interest and other income, net	$11,219	$2,285	$8,934	391%

Interest and other income, net, increased by $8.9 million, or 391%, for fiscal year 2025 compared to fiscal year 2024. This was primarily driven by an increase of $5.7 million in interest income as our cash held in money market funds increased and a gain of $3.6 million from foreign currency transactions and remeasurement.

Income Tax Expense

	Year Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except for percentages)
Income tax expense	$(2,079)	$(2,115)	$36	(2)%

Income tax expense was $2.1 million for fiscal year 2025 and 2024, respectively. The change in our income tax expense was primarily due to an increase in current taxes in foreign jurisdictions offset by a decrease in current taxes in U.S state jurisdictions. The income tax expense for fiscal years 2025 and 2024 is primarily attributable to current taxes for U.S. state and foreign jurisdictions, respectively.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of June 30, 2025, we had cash and cash equivalents of $313.1 million. We finance our liquidity needs primarily through collections from clients, where we generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.

Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents as of June 30, 2025, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital, capital expenditure, and stock repurchase needs for the next twelve months and beyond.

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of June 30, 2025, no amounts have been borrowed under the JPMorgan Credit Facility. For further information refer to Note 11. “Debt” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Year Ended June 30,
	2025	2024	2023
Net cash provided by operating activities	$123,529	$67,231	$27,487
Net cash used in investing activities	(62,875)	(19,828)	(14,340)
Net cash provided by financing activities	41,183	30,325	64,100
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,902	(343)	(373)
Net increase in cash, cash equivalents and restricted cash	$104,739	$77,385	$76,874

Operating Activities

During fiscal year 2025, net cash provided by operating activities was $123.5 million, as our net loss of $18.2 million was reduced by $141.7 million of adjustments. These adjustments consisted of $112.5 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization and amortization of operating lease right-of-use assets) and a net cash inflow of $29.2 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $35.3 million due to our revenue growth and the timing of invoicing, an increase in accounts payable and accrued liabilities of $13.5 million due to an increase in accrued bonuses and timing of payments, an increase in other liabilities of $2.2 million due to the timing of payments and a decrease in accounts receivable of $1.2 million due to the timing of billing and collections on our outstanding receivables. These changes were partially offset by an increase in prepaid expenses and other assets of $8.0 million, an increase in unbilled receivables of $6.2 million due to the timing of invoicing to our clients, a decrease in operating lease liabilities of $5.1 million due to lease payments and an increase in deferred commissions of $3.7 million due to increased sales.

During fiscal year 2024, net cash provided by operating activities was $67.2 million, as our net loss of $32.0 million was reduced by $99.3 million of adjustments. These adjustments consisted of $82.0 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization and amortization of operating lease right-of-use assets) and a net cash inflow of $17.3 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $28.3 million due to our revenue growth, an increase in accounts payable and accrued liabilities of $9.4 million due to timing of payments, and an increase in other liabilities of $1.4 million due to the timing of payments. These changes were partially offset by a $5.8 million increase in prepaid expenses and other assets, an increase in accounts receivable of $5.1 million due to growth in our revenues and the timing of billing and collections on our outstanding receivables, a decrease of $4.3 million in operating lease liabilities due to lease payments, an increase in deferred commissions of $4.1 million due to increased sales and an increase of $2.6 million in unbilled receivables due to the timing of invoicing to our clients.

Investing Activities

During fiscal year 2025, net cash used in investing activities was $62.9 million, consisting of $50.9 million cash consideration paid, net of cash acquired for the acquisition of TermSheet, LLC (“TermSheet”), $7.4 million capitalized internal-use software costs, $2.0 million purchase of strategic investments, $1.7 million capital expenditures on property and equipment primarily comprised of computer equipment and leasehold improvements and $0.9 million working capital adjustment related to a prior acquisition.

During fiscal year 2024, net cash used in investing activities was $19.8 million, consisting of $11.0 million cash consideration paid, net of cash acquired for the acquisitions of delphai GmbH and Transform Data International B.V. and its subsidiaries (“TDI”), capitalized internal-use software costs of $6.4 million and capital expenditures of $2.4 million on property and equipment largely of computer equipment and website development costs.

Financing Activities

During fiscal year 2025, net cash provided by financing activities was $41.2 million, primarily comprised of $40.8 million of proceeds from stock option exercises and $4.1 million of proceeds from employee stock purchase plan, partially offset by $3.7 million in payments for contingent consideration and holdbacks related to prior acquisitions.

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

Stock Repurchase Program

On August 7, 2025, our Board of Directors authorized a common stock repurchase program of up to $150.0 million. The repurchase program does not obligate us to repurchase any of the common stock or to acquire a specified number of shares and may be modified, suspended or discontinued at any time at our discretion. Repurchases under this program will be funded from our existing cash and cash equivalents or future cash flow. For further information refer to Note 18. “Subsequent Events” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Material Cash Commitments

Our material cash commitments as of June 30, 2025 were as follows (in thousands):

	Total	Short-Term	Long-Term
Operating lease obligations	$26,081	$7,780	$18,301
Purchase obligations	96,698	6,433	90,265
Deferred considerations and acquisition holdbacks	2,596	623	1,973
Total cash requirements	$125,375	$14,836	$110,539

Operating lease obligations consist of obligations under non-cancelable operating leases for office space with expiration through November 2030. For further information refer to Note 9. “Leases” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Purchase obligations primarily consist of third-party cloud infrastructure and support services and software subscriptions. For further information refer to Note 10. “Commitments and Contingencies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition to the obligations described above, in connection with the acquisition of TermSheet, we are also obligated to make cash payments of up to $15.0 million over the next two fiscal years, subject to certain performance measures and in some cases, certain service conditions. For further information, refer to Note 4. “Business Combinations” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In connection with the acquisition of TDI, we are obligated to make cash payments of up to $1.2 million in fiscal year 2027, subject to certain performance measures and in some cases, certain service conditions. For further information, refer to Note 6. “Fair Value Measurements” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Indebtedness

On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. We were in compliance with all of the covenants as of June 30, 2025.

As of June 30, 2025, there were no outstanding borrowings under the JPMorgan Credit Facility. For further information refer to Note 11. “Debt” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The process of preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Actual amounts may differ from these estimates and judgments.

A summary of our significant accounting policies is contained in Note 2. “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Stock-Based Compensation

The fair value of restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) is based on the closing price of our common stock on the date of the grant. We recognize stock-based compensation expense for RSUs over the requisite service period, which is generally four years. We recognize stock-based compensation expense for PSUs in the period in which it becomes probable that the performance target will be achieved, using the graded vesting method. At each reporting period, we reassesses the probability of achievement of the performance conditions and any change in expense resulting from an adjustment to estimates is treated as a cumulative catch-up in the period of the adjustment.

Goodwill

Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in our business combinations. We test goodwill for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. We have determined that we have one reporting unit for purposes of our annual impairment evaluation. As part of the annual goodwill impairment test, we first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, as a result of its qualitative assessment, the carrying amount of the reporting unit is more than its fair value, an impairment charge in the amount of such excess is recorded to goodwill.

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

Contingent consideration liabilities arising from business combinations are initially measured at fair value on the acquisition date. Each reporting period thereafter, these obligations are revalued and increases or decreases to the fair value are recorded as adjustments to general and administrative expense in the consolidated statements of operations. Gains and losses resulting from exchange rate fluctuation on contingent consideration liabilities denominated in currencies other than U.S. dollars are recognized in interest and other income, net on the consolidated statements of operations.

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding recent accounting pronouncements and our assessment of their impact.

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

Credit Risk

We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during fiscal years 2025, 2024 and 2023. We had one client that represented in excess of 10% of our accounts receivable balance at each of June 30, 2025 and 2024. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.

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

As of June 30, 2025, we had cash and cash equivalents of $313.1 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.

As of June 30, 2025, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (“SOFR”, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility. For further information refer to Note 11. “Debt” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Intapp, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intapp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intapp, Inc. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified revenue recognition for certain material revenue contracts with multiple performance obligations as a critical audit matter because of the significant judgments made by management in evaluating the impact of any non-standard terms or conditions in these contracts that may impact the total transaction price, identification of performance obligations, and the allocation of revenues. Accordingly, performing audit procedures related to these certain material revenue contracts required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recognition of revenues from certain material revenue contracts with multiple performance obligations included the following, among others:

•
We tested the effectiveness of controls over revenue recognition, including those over the accounting for non-standard terms, identification of performance obligations, determining the allocation of revenues in arrangements.
•
We evaluated the Company’s accounting policies in the context of the applicable accounting standards.
•
We selected a sample of certain material revenue arrangements and performed the following procedures:
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

August 20, 2025

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Intapp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intapp, Inc. and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Jose, California

August 20, 2025

INTAPP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$313,109	$208,370
Restricted cash	200	200
Accounts receivable, net of allowance of $968 and $1,406 as of June 30, 2025 and June 30, 2024, respectively	89,667	95,103
Unbilled receivables, net	19,462	13,300
Other receivables, net	5,866	2,743
Prepaid expenses	11,971	9,031
Deferred commissions, current	15,605	13,907
Total current assets	455,880	342,654
Property and equipment, net	23,157	18,944
Operating lease right-of-use assets	18,139	21,382
Goodwill	326,260	285,969
Intangible assets, net	40,699	40,293
Deferred commissions, noncurrent	20,761	18,495
Other assets	9,265	5,262
Total assets	$894,161	$732,999
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,497	$13,348
Accrued compensation	51,654	42,066
Accrued expenses	12,647	12,040
Deferred revenue, net	256,994	218,923
Other current liabilities	12,066	14,270
Total current liabilities	349,858	300,647
Deferred tax liabilities	1,716	1,336
Deferred revenue, noncurrent	2,002	3,563
Operating lease liabilities, noncurrent	16,114	19,605
Other liabilities	4,706	4,610
Total liabilities	374,396	329,761
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 50,000 shares authorized; no shares issued or outstanding as of June 30, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value per share, 700,000 shares authorized; 81,877 and 74,624 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	82	75
Additional paid-in capital	1,025,712	891,681
Accumulated other comprehensive loss	(630)	(1,336)
Accumulated deficit	(505,399)	(487,182)
Total stockholders’ equity	519,765	403,238
Total liabilities and stockholders’ equity	$894,161	$732,999

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended June 30,
	2025	2024	2023
Revenues
SaaS	$331,948	$259,256	$197,090
License	120,024	117,386	104,190
Professional services	52,148	53,881	49,593
Total revenues	504,120	430,523	350,873
Cost of revenues
SaaS	66,714	53,487	46,764
License	6,256	6,344	6,258
Professional services	58,178	63,830	58,440
Total cost of revenues	131,148	123,661	111,462
Gross profit	372,972	306,862	239,411
Operating expenses:
Research and development	137,760	113,634	93,851
Sales and marketing	163,846	138,176	132,189
General and administrative	98,723	87,243	81,031
Lease modification and impairment	—	—	1,601
Total operating expenses	400,329	339,053	308,672
Operating loss	(27,357)	(32,191)	(69,261)
Interest and other income (expense), net	11,219	2,285	(659)
Net loss before income taxes	(16,138)	(29,906)	(69,920)
Income tax (expense) benefit	(2,079)	(2,115)	495
Net loss	$(18,217)	$(32,021)	$(69,425)
Net loss per share, basic and diluted	$(0.23)	$(0.45)	$(1.08)
Weighted-average shares used to compute net loss per share, basic and diluted	78,710	71,488	64,295

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended June 30,
	2025	2024	2023
Net loss	$(18,217)	$(32,021)	$(69,425)
Other comprehensive income:
Foreign currency translation adjustments	706	3	333
Other comprehensive income:	706	3	333
Comprehensive loss	$(17,511)	$(32,018)	$(69,092)

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)/Income	Deficit	Equity
Balance as of June 30, 2022	62,739	$63	$643,227	$(1,672)	$(385,736)	$255,882
Issuance of common stock upon follow-on public offering, net of offering costs of $1,565	2,000	2	68,512	—	—	68,514
Issuance of common stock upon exercise of stock options	2,313	2	23,454	—	—	23,456
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	1,353	2	(9,058)	—	—	(9,056)
Issuance of common stock under employee stock purchase plan	142	—	2,700	—	—	2,700
Stock-based compensation	—	—	67,769	—	—	67,769
Issuance upon business combination	27	—	1,035	—	—	1,035
Foreign currency translation adjustments	—	—	—	333	—	333
Net loss	—	—	—	—	(69,425)	(69,425)
Balance as of June 30, 2023	68,574	69	797,639	(1,339)	(455,161)	341,208
Issuance of common stock upon follow-on public offering, net of offering costs of $1,569	—	—	(4)	—	—	(4)
Issuance of common stock upon exercise of stock options	3,105	3	30,723	—	—	30,726
Vesting of performance stock units and restricted stock units	2,808	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	137	—	3,431	—	—	3,431
Stock-based compensation	—	—	59,895	—	—	59,895
Foreign currency translation adjustments	—	—	—	3	—	3
Net loss	—	—	—	—	(32,021)	(32,021)
Balance as of June 30, 2024	74,624	75	891,681	(1,336)	(487,182)	403,238
Issuance of common stock upon exercise of stock options	4,212	4	40,841	—	—	40,845
Vesting of performance stock units and restricted stock units	2,929	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	112	—	4,080	—	—	4,080
Stock-based compensation	—	—	88,729	—	—	88,729
Equity consideration related to business combination	—	—	384	—	—	384
Foreign currency translation adjustments	—	—	—	706	—	706
Net loss	—	—	—	—	(18,217)	(18,217)
Balance as of June 30, 2025	81,877	$82	$1,025,712	$(630)	$(505,399)	$519,765

See accompanying notes to consolidated financial statements.

INTAPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2025	2024	2023
Cash Flows from Operating Activities:
Net loss	$(18,217)	$(32,021)	$(69,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,672	16,704	15,319
Amortization of operating lease right-of-use assets	5,039	4,781	4,639
Accounts receivable allowances	1,973	3,711	922
Stock-based compensation	88,086	59,895	67,769
Lease modification and impairment	—	—	1,601
Change in fair value of contingent consideration	(1,027)	(3,290)	(1,762)
Deferred income taxes	448	(22)	(912)
Other	389	239	154
Changes in operating assets and liabilities:
Accounts receivable	1,170	(5,138)	(26,402)
Unbilled receivables, current	(6,162)	(2,639)	(3,898)
Prepaid expenses and other assets	(8,003)	(5,740)	1,261
Deferred commissions	(3,716)	(4,066)	(3,394)
Accounts payable and accrued liabilities	13,491	9,438	2,313
Deferred revenue, net	35,327	28,261	46,565
Operating lease liabilities	(5,132)	(4,266)	(5,922)
Other liabilities	2,191	1,384	(1,341)
Net cash provided by operating activities	123,529	67,231	27,487
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,673)	(2,457)	(2,212)
Capitalized internal-use software costs	(7,370)	(6,398)	(5,524)
Business combinations, net of cash acquired	(51,832)	(10,973)	(6,604)
Purchase of strategic investments	(2,000)	—	—
Net cash used in investing activities	(62,875)	(19,828)	(14,340)
Cash Flows from Financing Activities:
Proceeds from public offering, net of underwriting discounts	—	—	70,080
Payments for deferred offering costs	—	(781)	(790)
Proceeds from stock option exercises	40,845	30,726	23,456
Proceeds from employee stock purchase plan	4,080	3,431	2,700
Payments related to tax withholding for vested equity awards	—	—	(9,056)
Payments of contingent consideration and holdback associated with acquisitions	(3,742)	(3,051)	(22,290)
Net cash provided by financing activities	41,183	30,325	64,100
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,902	(343)	(373)
Net increase in cash, cash equivalents and restricted cash	104,739	77,385	76,874
Cash, cash equivalents and restricted cash - beginning of period	208,570	131,185	54,311
Cash, cash equivalents and restricted cash - end of period	$313,309	$208,570	$131,185
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$313,109	$208,370	$130,377
Restricted cash	200	200	808
Total cash, cash equivalents and restricted cash	$313,309	$208,570	$131,185

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$3,024	$2,184	$1,812
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$583	$69	$517
Capitalized internal-use software costs in accounts payable and accrued liabilities	$938	$702	$378
Deferred offering costs in accounts payable and accrued liabilities	$—	$—	$776
Contingent consideration and acquisition holdbacks in accounts payable, accrued expenses and other liabilities	$1,134	$3,052	$5,941
Issuance of common stock in connection with a business combination	$384	$—	$1,035
Stock-based compensation expense capitalized in internal-use software costs, net	$478	$—	$—
Business combinations, net of cash acquired:
Cash paid	$51,920	$13,967	$6,711
Cash acquired	(88)	(2,994)	(107)
Total consideration	$51,832	$10,973	$6,604

See accompanying notes to consolidated financial statements.

Intapp, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Intapp, Inc. (“Intapp” or the “Company”) is a leading global provider of AI-powered solutions for the world’s premier accounting, consulting, investment banking, legal, private capital and real assets firms. Its vertical software as a service (“SaaS”) solutions help professionals apply their collective expertise to make smarter decisions, manage risk, increase competitive advantage and drive new growth. Using the power of Applied AI, its purpose-built vertical SaaS solutions help firms accelerate the flow of information, activate expertise, empower teams, strengthen client relationships, reduce risk, and adapt more quickly in a highly complex ecosystem. The Company serves clients primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”). References to “the Company” in these consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and reflect the consolidated results of operations, financial position, and cash flows of the Company and its consolidated subsidiaries, after eliminating all inter-company transactions and balances.

Certain prior period amounts reported in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Effective July 1, 2024, the Company adjusted the classification of support services related to subscription license to be included within “license” on the consolidated statements of operations. Prior to July 1, 2024, support services related to subscription license was included in a line item entitled “SaaS and Support.” The presentation of cost of revenues has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenues and cost of revenues did not affect total revenues, operating income, or net income. There was no change to the Company's revenue recognition policy, except for the change in classification noted herein.

Accordingly, effective July 1, 2024, SaaS revenues include subscription fees from clients accessing the Company’s SaaS solutions, premium support services related to SaaS, and updates, if any, to the subscribed service during the subscription term. License revenues include subscription fees from providing clients with the right to functional intellectual property where clients can benefit from the subscription licenses on their own and support services related to the licenses, which entitles clients to receive technical support and software updates, on a when and if available basis. Refer to the Revenue Recognition section in Note 2. “Summary of Significant Accounting Policies.”

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition including determination of the standalone selling price (“SSP”) of the deliverables included in multiple deliverable revenue arrangements; allowance for credit losses; the depreciable lives of long-lived assets including intangible assets; the period of benefits of deferred commissions; the fair value of stock-based awards and estimates on the probability of performance vesting conditions; the fair value of assets acquired and liabilities assumed in business combinations; goodwill and long-lived assets impairment assessment; the fair value of contingent consideration liabilities; the incremental borrowing rate used to determine the operating lease liabilities; valuation allowances on deferred tax assets; fair value of strategic investments; uncertain tax positions; and loss contingencies. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the consolidated financial statements.

Segment Information

The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and reportable segment.

The CODM is regularly provided with expenses related to cost of revenues, including cost of SaaS, license, and professional services, research and development, sales and marketing, and general and administrative at the consolidated level to manage the Company’s operations, which are identified as significant segment expenses. Since the Company operates as a single operating and reportable segment, these significant segment expenses are the costs and expenses presented on the consolidated statements of operations. In addition, the Company has concluded that stock-based compensation disclosed in Note 12. “Stock-based Compensation” and amortization of acquired intangible assets disclosed in Note 5. “Goodwill and Intangible Assets” also qualify as significant segment expenses. Accordingly, the CODM assesses performance and decides how to allocate resources based on consolidated net loss, as reported on the consolidated statements of operations. Consolidated net loss is used to monitor budget versus actual results in assessing the overall profitability of the business and to guide decisions on how to invest in and grow the business. The measure of segment assets is reported on the balance sheet as total consolidated assets. Other segment items which represent segment expenses that are not significant include interest and other income (expense), net and income tax (expense) benefit, which are reflected in the consolidated statements of operations.

The Company’s property and equipment are primarily located in the U.S. Information about geographic revenues is included in Note 3. “Revenues.”

Revenue Recognition

The Company generates revenues from the sale of its SaaS solutions and premium support services related to SaaS, and subscriptions to the Company’s term software applications and support services related to licenses. The Company generates professional services revenues primarily by delivering professional services for the configuration, implementation and upgrade of its solutions.

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

SaaS Revenue

SaaS revenues include subscription fees from clients accessing the Company’s SaaS solutions, premium support services related to SaaS, and updates, if any, to the subscribed service during the subscription term. The Company recognizes SaaS revenues ratably over the contract term beginning on the commencement date of each contract, which is the date when the Company’s service is available to its clients. The Company’s contracts with clients typically include a fixed amount of consideration and are generally non-cancelable and without any refund-type provisions. The Company’s SaaS subscriptions are generally sold as annual or multi-year terms with automatic annual renewal provisions on the expiration of the initial term. The initial term of the Company’s SaaS contract is generally one to three years in duration. Contracts with termination for convenience provision in certain multi-year contracts are accounted as an annual contract. Invoice is generally billed in advance on an annual basis for the SaaS and support services upon execution of the initial contract or subsequent renewal.

License Revenue

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

Contracts with Multiple Performance Obligations

The Company reviewed and concluded that each of the SaaS subscription, support services, subscription license and professional services noted above are performance obligations that are capable of being distinct. The Company evaluates the terms and conditions included within its client contracts to ensure appropriate revenue recognition, including whether products and services are considered distinct in the context of the contract and therefore should be accounted for separately or combined. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative SSP basis.

The Company uses historical sales transaction data, market conditions and other observable inputs, to determine the SSP for each distinct performance obligation. The Company’s SSP ranges are reassessed periodically or when facts and circumstances change.

Contract Modifications

Contracts may be modified to account for changes in contract scope or price. The Company considers contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights and obligations of either party. Contract modifications are accounted for prospectively when it results in the promise to deliver additional products and services that are distinct and contract price does not increase by an amount that reflects SSP for the new goods or services.

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

Deferred Commissions

The Company capitalizes commissions earned by its sales team as they are considered incremental and recoverable costs of obtaining a contract with a client. Deferred commissions are amortized over a period of benefits that the Company has determined to be generally four years. The Company determines the period of benefits based on its technology development life cycle, expected client relationship period and other factors. Commissions for renewal contracts are amortized over one year. Deferred commissions are amortized based on the pattern of the associated revenue recognition over the related contract term. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations. Deferred commissions are reviewed periodically for impairment. Refer to Note 3. “Revenues” for more information.

Cost of Revenues

Cost of revenues consists primarily of expenses related to providing SaaS solutions, premium support services related to SaaS, support services related to license and professional services to the Company’s clients, including personnel costs (salaries, bonuses, benefits and stock-based compensation) and related expenses for client support and services personnel, as well as cloud infrastructure costs, third-party expenses, depreciation of fixed assets, amortization of capitalized internal-use software costs and acquired intangible assets, and allocated overhead costs.

Research and Development Costs

Research and development expenses include personnel costs (salaries, bonuses, benefits and stock-based compensation) and related expenses associated with engineering and product development employees, costs of third-party services, cloud infrastructure costs, and allocated overhead costs.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $1.6 million, $1.5 million and $1.3 million for fiscal years ended June 30, 2025, 2024 and 2023, respectively.

Stock-Based Compensation

Compensation expense related to stock-based awards made to employees, consultants and directors are calculated based on the fair value of stock-based awards on the date of grant. The Company determines the grant date fair value of the restricted stock units based on the closing price of the Company’s common stock on the date of grant. The Company determines the grant date fair value of stock option awards and stock purchase rights under the 2021 Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing model, which requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, an assumed risk-free interest rate and the expected dividend yield. The Company uses historical experience and future expectations to determine the expected term, and volatility is based on the historical volatilities of the Company's common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has never declared or paid any cash dividends on the common stock and does not plan to pay cash dividends on the common stock in the foreseeable future, and, therefore, an expected dividend yield is zero.

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

The Company has issued performance-based stock options and performance-based stock units that vest based upon continued service through the vesting term and achievement of certain performance conditions established by the Board of Directors for a predetermined period. The Company measures stock-based compensation expense for performance-based stock options based on the estimated grant date fair value determined using the Black-Scholes valuation model. The Company measures the fair value of the performance-based stock units based on the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense for such awards in the period in which it becomes probable that the performance target will be achieved. Compensation expense for awards that contain performance conditions is calculated using the graded vesting method and at each reporting period, the Company reassesses the probability of achievement of the performance conditions and any change in expense resulting from an adjustment to estimates is treated as a cumulative catch-up in the period of the adjustment.

Restricted Cash

Restricted cash represents amounts held as collateral under certain facility lease agreements.

Cash and Cash Equivalents

All highly-liquid investments with a remaining maturity of 90 days or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds. The fair value of money market funds held was $243.2 million and $78.7 million as of June 30, 2025 and 2024, respectively.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are recorded at invoiced amounts, net of allowance for expected credit losses for estimated losses resulting from its clients failing to make required payments for subscriptions or services rendered. The Company evaluates the collectability of its accounts receivable based on known collection risks, historical experience, reasonable and supportable forecasts of future economic conditions and management judgment. Sufficiency of the allowance is assessed based upon knowledge of credit-worthiness of the Company’s clients, review of historical receivable and reserves trends and other pertinent information. Actual future losses from uncollectible accounts may differ from these estimates.

Changes in the allowance for expected credit losses are recorded as general and administrative expense in the consolidated statements of operations and were not material for any of the periods presented.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Construction-in-progress primarily consists of the construction or development of property and equipment that have not yet been placed into service for their intended use. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the related assets and commences once the asset is ready to be placed in service. Depreciation on property and equipment, excluding leasehold improvements, ranges from two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and any gain or loss is reflected in operating expenses. Maintenance and repair costs that do not extend the useful life of the assets are expensed as incurred.

Internal-Use Software Costs

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, or costs related to development of hosted SaaS products are capitalized during the application development stage. Capitalized internal-use software costs are recorded in Property and equipment, net on the Company’s consolidated balance sheets. Once the products are available for general release, capitalized costs are amortized to cost of revenue related to SaaS in the consolidated statements of operations on a straight-line basis over its estimated useful life, which is generally four years. The Company evaluates the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Qualifying implementation costs incurred in cloud computing arrangements incurred during the application development stage are capitalized based on the existing guidance for internal-use software, which is presented as part of the prepaid expenses and other assets based on the term of the associated cloud computing arrangement. The capitalized implementation costs are amortized on a straight-line basis over the term of the associated cloud computing arrangement when the module or component of the cloud computing arrangement is ready for its intended use in the same line item as fees for the associated cloud computing arrangement in the consolidated statements of operations. The Company tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess purchase price over fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill is tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company has determined that it is comprised of one reporting unit for purposes of its annual impairment evaluation. As part of the annual goodwill impairment test, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of the single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If, as a result of its qualitative assessment, it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of the single reporting unit with its carrying amount. If the fair value exceeds its carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Intangible assets resulting from the acquisition of entities are estimated by the Company based on the fair value of assets received. Acquired intangible assets consist of client relationships, non-compete agreements, trademarks and trade names, core technology and backlog and are being amortized on a straight-line basis over the useful life with no calculated residual value, which is generally two to seven years. The Company reviews acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable or that the useful life is shorter than what was originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of each asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group over its remaining life. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. If the useful life is shorter than originally estimated, the remaining carrying value is amortized over the new shorter useful life.

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

Business Combinations

Business combinations are accounted for using the acquisition method of accounting, where the Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on best estimates and assumptions. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, revenues and expense forecasts based on trends of historical performance and management’s estimate of future performance from a market participant perspective, and estimated future cash flows discounted using a weighted-average cost of capital. Such estimates are inherently uncertain and subject to refinement. The Company continues to collect information and reevaluate these estimates and assumptions and record any adjustments to the preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Expenses incurred in connection with a business combination are expensed as incurred.

Contingent consideration liabilities arising from business combinations are initially measured at fair value on the acquisition date. Each reporting period thereafter, these obligations are revalued and increases or decreases to the fair value are recorded as adjustments to general and administrative expense in the consolidated statements of operations. Gains and losses resulting from exchange rate fluctuation on contingent consideration liabilities denominated in currencies other than U.S. dollars are recognized in interest and other income (expense), net on the consolidated statements of operations.

Strategic Investments

Strategic investments consist of equity investments in privately-held companies, which are classified as other assets on the consolidated balance sheets. The Company’s strategic investments do not have readily determinable fair values. These investments are accounted for using the measurement alternative at cost, and the Company adjusts for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included within interest and other income (expense), net on its consolidated statements of operations as and when it occurs. The measurement alternative election is reassessed each reporting period to determine whether the strategic investments continue to be eligible for this election. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Impairment indicators may include, but are not limited to, a significant deterioration in earnings performance, credit rating, asset quality or business outlook or a significant adverse change in the regulatory, economic, or technological environment. If the strategic investments are considered impaired, the Company will record an impairment charge for the amount by which the carrying value exceeds the fair value of the investment. No impairment of strategic investment has been identified during the periods presented. The Company’s maximum loss exposure is limited to the carrying value of these investments.

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

The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components. The Company does not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

ROU assets are evaluated for impairment whenever events or changes in the circumstances indicate that the carrying amount may not be recoverable.

Foreign Currency

The functional currency for all of the Company’s foreign subsidiaries is the U.S. dollar, except Rekoop Ltd., which uses the British pound. The Company translates the foreign functional currency financial statements to U.S. dollars for those entities that do not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are reflected in stockholders’ equity as a component of accumulated other comprehensive loss.

Foreign currency transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded within interest and other income (expense), net in the consolidated statements of operations.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is reported in the accompanying consolidated statements of stockholders’ equity, consists of net loss and foreign currency translation adjustments. The Company’s other comprehensive loss consists of changes in the cumulative effect of translation of financial statements of certain wholly owned foreign subsidiaries that do not have U.S. dollars as their functional currency.

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

No client individually accounted for 10% or more of the Company’s revenues for any of the fiscal years ended June 30, 2025, 2024 and 2023. As of June 30, 2025 and 2024, one client individually accounted for 17% and 16% of the Company’s total accounts receivable, respectively.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard retrospectively for the fiscal year ended June 30, 2025. For further information, refer to the Segment Information section in Note 2. “Summary of Significant Accounting Policies.”

Accounting Pronouncements Not Yet Adopted

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. This guidance will be effective for the Company’s interim and annual reporting periods beginning July 1, 2026, and should be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

Note 3. Revenues

Disaggregation of Revenues

Revenues by geography were as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
U.S.	$339,030	$292,009	$243,237
U.K.	79,089	64,199	54,326
Rest of the world	86,001	74,315	53,310
Total	$504,120	$430,523	$350,873

No country other than those listed above accounted for 10% or more of the Company’s total revenues during the fiscal years ended June 30, 2025, 2024 and 2023.

Deferred Commissions

Deferred commissions were $36.4 million and $32.4 million as of June 30, 2025 and 2024, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s consolidated statements of operations, was $16.5 million, $14.8 million, and $12.8 million during the fiscal years ended June 30, 2025, 2024 and 2023, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Contract Balances

The Company’s contract assets and liabilities were as follows (in thousands):

	June 30, 2025	June 30, 2024
Unbilled accounts receivable(1)	$19,519	$13,363
Deferred revenue, net	258,996	222,486

(1) The long-term portion of $57 thousand and $63 thousand as of June 30, 2025 and 2024, respectively, is included in other assets on the consolidated balance sheets.

There was no allowance for credit losses associated with unbilled receivables as of June 30, 2025 and 2024. During the fiscal year ended June 30, 2025, the Company recognized $218.2 million in revenue pertaining to deferred revenue as of June 30, 2024.

Remaining Performance Obligations

Remaining performance obligations represent non-cancelable contracted revenues that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods. SaaS subscription is typically satisfied over one to three years, license is typically satisfied at a point in time, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services contracts are not included in the performance obligations amount.

As of June 30, 2025, approximately $719.7 million of revenues is expected to be recognized from remaining performance obligations with approximately 54% over the next 12 months and the remainder thereafter.

Note 4. Business Combinations

TermSheet

On April 21, 2025, the Company through its wholly owned subsidiary, acquired a 100% equity interest in TermSheet, LLC, a Delaware limited liability company (“TermSheet”), a provider of software for real estate teams. Bringing together Intapp’s product and TermSheet creates a strong team of industry experts and will deliver a powerful operating system tailored to the complex needs of the commercial real estate industry. The transaction has been accounted for as a business combination.

The goodwill balance is primarily attributable to the expected revenue opportunities with the Company’s applications and services offerings, acquired workforce, and other assets that are not separately identifiable. This transaction is accounted for as an asset acquisition for tax purposes, and therefore both the goodwill and acquired intangible asset are deductible for tax purposes.

As part of the purchase price allocation, the Company recognized identifiable intangible assets of $3.2 million for customer relationships and $9.0 million for developed technology. The fair values of these intangible assets were determined using valuation techniques that rely on significant unobservable inputs and are therefore classified as Level 3 measurements within the fair value hierarchy.

The fair value of the customer relationships was estimated using the multi-period excess earnings method, an income-based valuation approach that considers expected future cash flows and contributory asset charges. The estimated useful life of the customer relationships is seven years, based on historical customer retention and the expected economic benefit to the Company. The fair value of the developed technology was determined using the relief-from-royalty method, which estimates value based on projected revenue, an assumed royalty rate, and a risk-adjusted discount rate. The developed technology is being amortized over an estimated useful life of four years, based on the anticipated period of technological relevance and product development cycles.

Acquisition-related transaction costs of $0.5 million, consisting primarily of third-party professional fees, were expensed as incurred and are included in general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2025.

In connection with the acquisition of TermSheet, the Company is obligated to make cash payments of up to $15.0 million over the next two fiscal years, subject to certain performance measures and in some cases, certain service conditions. The entire amount was accounted for as post-combination compensation costs to be recognized over the performance measurement period, when it becomes probable that the performance target will be achieved. The Company reassesses the probability of achievement of the performance conditions at each reporting period and any change in expense resulting from an adjustment to estimates is treated as a cumulative catch-up in the period of the adjustment. The deferred consideration liability was included in other current liabilities and other liabilities on the consolidated balance sheets and the related expenses are classified in the consolidated statements of operations based on the nature of the services rendered.

The following table summarizes the preliminary allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$51,023
Fair value of equity consideration	384
Total purchase consideration	51,407
Goodwill	39,586
Client relationships	3,180
Trademarks and trade names	22
Core technology	9,030
Backlog	27
Net liabilities acquired	(438)
Total	$51,407

Pro forma financial information related to this acquisition has not been presented as the effects of the acquisition described above were not material to the Company’s consolidated financial results. Revenue and net loss attributable to TermSheet included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2025 were not material.

delphai

On April 3, 2024, the Company, through its wholly owned subsidiary, acquired a 100% equity interest in delphai GmbH (“delphai”), a company which specializes in applied AI for firmographic data automation, structuring and intelligence. The transaction has been accounted for as a business combination.

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

Pro forma financial information related to this acquisition has not been presented as the effects of the acquisition described above were not material to the Company’s consolidated financial results. Revenue and net loss attributable to delphai included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2024 were not material.

TDI

On May 1, 2024, the Company, through its wholly owned subsidiary, acquired a 100% equity interest in Transform Data International B.V. and its subsidiaries (“TDI”), a software and professional services provider and reseller of Intapp's products. The transaction has been accounted for as a business combination.

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

In connection with the acquisition of TDI, the Company paid $0.9 million to the seller for certain working capital adjustments during the fiscal year ended June 30, 2025. This was included in the initial purchase price and is recorded in investing activities in the Company's consolidated statements of cash flows.

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

Pro forma financial information related to this acquisition has not been presented as the effects of the acquisition described above were not material to the Company’s consolidated financial results. Revenue and net loss attributable to TDI included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2024 were not material.

Paragon

On May 2, 2023, the Company, through its wholly owned subsidiary, acquired a 100% equity interest in Paragon Data Labs, Inc. (“Paragon”), a cloud-based employee compliance software solution provider, in accordance with the terms of the Agreement and Plan of Merger, dated as of the same date. The employee compliance solution addresses regulatory compliance by leveraging advanced technology to monitor, identify, and manage employee adherence to firm policies, enhancing the Intapp Risk and Compliance management solutions to help firms ensure personal independence.

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

Pro forma financial information related to this acquisition has not been presented as the effects of the acquisition described above were not material to the Company’s consolidated financial results. Revenue and net loss attributable to Paragon included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2023 were not material.

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

Note 5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amounts of goodwill were as follows (in thousands):

Carrying Amount
Balance as of June 30, 2023	$278,890
Goodwill acquired during the period	7,072
Foreign currency translation adjustment	7
Balance as of June 30, 2024	$285,969
Goodwill acquired during the period	39,586
Foreign currency translation adjustment	705
Balance as of June 30, 2025	$326,260

No impairment of goodwill has been recorded for the fiscal years ended June 30, 2025, 2024 and 2023.

Intangible Assets

Intangible assets acquired through business combinations consisted of the following (in thousands):

	June 30, 2025
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,080	$(33,004)	$19,076
Non-compete agreements	3 to 5	4,907	(4,651)	256
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,844	(6,199)	1,645
Core technology	2 to 7	69,614	(54,595)	15,019
Backlog	2	1,027	(1,007)	20
Intangible assets, net		$140,155	$(99,456)	$40,699

	June 30, 2024
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$48,900	$(28,949)	$19,951
Non-compete agreements	3 to 5	4,907	(4,035)	872
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,822	(5,773)	2,049
Core technology	2 to 7	60,584	(48,054)	12,530
Backlog	2	1,000	(792)	208
Intangible assets, net		$127,896	$(87,603)	$40,293

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Cost of SaaS	$6,541	$4,778	$4,340
Sales and marketing	4,696	5,599	5,921
General and administrative	616	652	512
Total amortization expense	$11,853	$11,029	$10,773

There was no impairment of intangible assets recorded during the fiscal years ended June 30, 2025, 2024 and 2023.

As of June 30, 2025, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026	$10,583
2027	7,832
2028	7,335
2029	5,400
2030	2,295
2031 and thereafter	2,571
Total remaining amortization	$36,016

Note 6. Fair Value Measurements

Financial Assets

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

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$243,232	$—	$—	$243,232
Total financial assets	$243,232	$—	$—	$243,232

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$78,677	$—	$—	$78,677
Total financial assets	$78,677	$—	$—	$78,677

Strategic Investments

As of June 30, 2025 and 2024, the total amount of strategic investments included in other assets on the Company’s consolidated balance sheets were $2.0 million and not material, respectively. The Company did not recognize any unrealized gain or loss on the strategic investments for the periods presented.

Financial Liabilities

The following tables set forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of the dates indicated by level within the fair value hierarchy (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, noncurrent portion	$—	$—	$86	$86
Total financial liabilities	$—	$—	$86	$86

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$2,405	$2,405
Liability for contingent consideration, noncurrent portion	$—	$—	$153	$153
Total financial liabilities	$—	$—	$2,558	$2,558

In connection with the acquisition of TDI, the Company recorded a contingent consideration liability of $0.2 million on the acquisition date for the estimated fair value of the contingent consideration, which was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. Accordingly, the contingent consideration liability was $0.1 million and $0.2 million as of June 30, 2025 and 2024, respectively, which were included in other liabilities on the consolidated balance sheets.

In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. The fair value of the contingent consideration was re-measured at $2.4 million as of June 30, 2024. During the fiscal year ended June 30, 2025, the Company made a fair value adjustment of $1.0 million based on the probability of achieving certain performance measures and paid $1.4 million related to the contingent consideration. Accordingly, the contingent consideration was nil as of June 30, 2025, as compared to the fair value of $2.4 million as of June 30, 2024, which was included in other current liabilities on the consolidated balance sheets.

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

The fair value of contingent consideration was initially estimated on the acquisition date primarily using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value results from management’s revision of key assumptions and estimates. Changes in fair value of contingent consideration liabilities are recorded in general and administrative expenses on the consolidated statements of operations. Gains and losses resulting from exchange rate fluctuation on contingent consideration liabilities denominated in currencies other than U.S. dollars are recognized in interest and other income, net on the consolidated statements of operations.

Changes in contingent consideration liabilities were as follows (in thousands):

	Year Ended June 30,
	2025	2024
Balance, beginning of period	$2,558	$6,681
Contingent consideration accrued at acquisition	—	152
Payment of contingent consideration	(1,401)	(985)
Change of contingent consideration	(1,027)	(3,290)
Effect of foreign currency exchange rate changes	(44)	—
Balance, end of period	$86	$2,558

Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.

Note 7. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Computer equipment and software	$4,921	$3,691
Capitalized internal-use software	31,564	23,701
Furniture and office equipment	2,459	2,403
Leasehold improvements	6,543	5,601
Construction in progress	—	163
Total property and equipment	45,487	35,559
Less: accumulated depreciation and amortization	(22,330)	(16,615)
Property and equipment, net	$23,157	$18,944

Depreciation expense, excluding the amortization of capitalized internal-use software costs, was $2.1 million, $2.1 million and $1.6 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. The impairment charges were not significant for any of the periods presented.

Refer to Note 8. “Internal-Use Software Costs” for additional information related to capitalized internal-use software costs.

Note 8. Internal-Use Software Costs

Capitalized Internal-Use Software

Capitalized internal-use software costs, net consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Capitalized internal-use software costs	$31,564	$23,701
Less: Accumulated amortization	(13,958)	(10,232)
Capitalized internal-use software costs, net	$17,606	$13,469

Activity related to capitalized internal-use software costs was as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Additions to capitalized internal-use software (1)	$8,085	$6,723	$5,902
Amortization (2)	$3,726	$3,597	$2,874

(1) Additions to capitalized stock-based compensation costs, which is included in these amounts, was $0.5 million during the fiscal year ended June 30, 2025 and not material during the fiscal years ended June 2024 and 2023, respectively.

(2) Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts was not material for the periods presented.

The Company has not recorded any material impairment charges in any of the periods presented.

Capitalized Cloud Computing Implementation Costs

Capitalized cloud computing implementation costs, net consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Capitalized cloud computing implementation costs	$8,464	$4,093
Less: Accumulated amortization	(865)	—
Capitalized cloud computing implementation costs, net	$7,599	$4,093
Capitalized cloud computing implementation costs included in prepaid expenses	$1,979	$595

Activity related to capitalized cloud computing implementation costs was as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Additions to capitalized cloud computing implementation costs (1)	$4,371	$4,093	$—
Amortization (2)	$865	$—	$—

(1) Additions to capitalized stock-based compensation expense, which is included in these amounts, was $0.2 million and not material for fiscal years ended June 2024 and 2023, respectively.

(2) Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts was not material for the periods presented.

The Company has not recorded any impairment charges during the periods presented.

Note 9. Leases

The Company leases the majority of its office space in the U.S., U.K., Netherlands, Ukraine, Germany, Portugal and Singapore under non-cancelable operating lease agreements, which have various expiration dates through November 2030, some of which include options to extend the leases for up to 5 years.

During the fiscal year ended June 30, 2024, the Company amended the lease in Palo Alto, California to extend the existing leased office space for an additional 12 months through August 2025. In June 2025, the Company further amended the lease in Palo Alto to extend the existing leased office space through August 2026. The Company accounts for these lease extensions as lease modifications and recorded an adjustment of $2.5 million and $2.2 million to the operating ROU asset and operating lease liability on the consolidated balance sheets as of June 30, 2025 and 2024, respectively.

As part of the Company’s continuing assessment of its facilities requirements, during the fiscal year ended June 30, 2023, the Company exited a portion of the leased office space in its headquarters in Palo Alto, California and amended the underlying lease agreement to relieve the Company of certain lease payments. As a result, the Company assessed the operating ROU asset associated with the leased office space and deemed it to be impaired. The Company also assessed the lease liability in view of the amended lease agreement. The Company recorded a net charge of $1.6 million in connection with the impairment of the related operating ROU asset and the reassessment of the operating lease liability, which was included on its consolidated statements of operations for the fiscal year ended June 30, 2023.

The components of lease costs were as follows (in thousands):

	Year Ended June 30,
Operating Leases:	2025	2024	2023
Operating lease cost (1)	$6,612	$6,353	$6,113
Short-term lease cost	1,817	1,290	843
Variable lease cost	477	455	—

(1) Amount excluded a net charge of $1.6 million related to lease modification and impairment for the fiscal year ended June 30, 2023 as described above.

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (in years)	4.4	5.3
Weighted-average discount rate	6.8%	7.0%

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended June 30,
	2025	2024
Cash payments included in the measurement of operating lease liabilities	$6,847	$5,847
ROU assets obtained in exchange for new operating lease liabilities	2,084	8,983

Current operating lease liabilities of $6.5 million and $6.0 million were included in other current liabilities on the Company’s consolidated balance sheets as of June 30, 2025 and 2024, respectively.

As of June 30, 2025, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026	$7,780
2027	4,757
2028	4,632
2029	5,076
2030	3,817
2031 and thereafter	19
Total lease payments	26,081
Less: imputed interest	(3,492)
Present value of operating lease liabilities	$22,589

Note 10. Commitments and Contingencies

Other Purchase Commitments

The Company’s other purchase commitments primarily consist of third-party cloud infrastructure and support services and software subscriptions. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2025 are as follows (in thousands):

Year ending June 30,	Amount
2026	$6,433
2027	5,400
2028	4,051
2029	1,941
2030	944
2031 and thereafter	1,378
$20,147

In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12 month period to the end of December 2029. As of June 30, 2025, the Company had $76.6 million remaining on this commitment.

Litigation

From time to time, the Company is a party to claims, lawsuits, and proceedings which arise in the ordinary course of business. The Company warrants to its clients that it has all necessary rights and licenses to the intellectual property comprised in its products and services and indemnifies those clients against intellectual property claims with respect to such products and services, so such claims, lawsuits and proceedings might in the future include claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. The Company is not presently a party to any litigation the outcome of which, it believes would individually or in the aggregate have a material adverse effect on the business, operating results, or financial condition.

Note 11. Debt

On October 5, 2021, the Company entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022 (the “Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”). The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million (the “JPMorgan Credit Facility”). The Credit Agreement also provides that the Company may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million, subject to certain administrative procedures, including approval by the Administrative Agent. Future borrowings under the JPMorgan Credit Facility will bear interest, at the Company’s election, at an annual rate based on either (a) an adjusted SOFR (as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on the Company’s total net leverage ratio.

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

The Company was in compliance with all covenants as of June 30, 2025. As of June 30, 2025, there were no outstanding borrowings under the JPMorgan Credit Facility.

Note 12. Stock-Based Compensation

Equity Incentive Plans

In June 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) and the ESPP. The 2021 Plan provides for the grant of restricted shares, RSUs, performance shares, PSUs, deferred share units, share options and share appreciation rights. All employees, non-employee directors and selected third-party service providers of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2021 Plan. Eligible employees may purchase the Company’s common stock under the ESPP.

Both the 2021 Plan and ESPP include a provision to increase the share reserves on July 1 of each year through 2031. On July 1, 2025, 4,491,059 and 898,211 shares were added to the 2021 Plan and ESPP, respectively.

As of June 30, 2025, shares of common stock reserved for future issuance were as follows (in thousands):

June 30, 2025
Stock plans:
Outstanding stock options	2,628
Unvested PSUs and RSUs	5,316
Reserved for ESPP	3,518
Reserved for future stock award grants	6,818
Total shares of common stock reserved for issuance	18,280

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

Stock option activity under the Company’s equity incentive plans during the fiscal years ended June 30, 2025 and 2024 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2023	10,137	$10.42	5.5	$319,250
Exercised	(3,105)	9.90
Forfeited	(166)	20.70
Balance as of June 30, 2024	6,866	$10.40	4.4	$180,360
Exercised	(4,212)	9.70
Forfeited	(26)	21.91
Balance as of June 30, 2025	2,628	$11.42	3.8	$105,632
Vested and exercisable as of June 30, 2025	2,625	$11.40	3.8	$105,586
Vested and expected to vest as of June 30, 2025	2,628	$11.42	3.8	$105,632

(1) Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.

There were no stock options granted during the fiscal years ended June 30, 2025 and June 30, 2024. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2025, 2024 and 2023 was $179.9 million, $86.7 million, and $61.3 million, respectively.

During the fiscal years ended June 30, 2025, 2024 and 2023, the proceeds from option exercises totaled $40.8 million, $30.7 million and $23.5 million, respectively.

PSUs and RSUs

During the fiscal year ended June 30, 2025, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and consolidated profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.

PSU activity during the fiscal years ended June 30, 2025 and 2024 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2023	3,645	$23.43
Granted	1,229	38.82
Vested	(1,911)	24.64
Forfeited	(413)	26.23
Balance as of June 30, 2024	2,550	$29.48
Granted	1,224	40.43
Vested	(1,586)	27.18
Forfeited	(178)	29.32
Balance as of June 30, 2025	2,010	$37.98

RSU activity during the fiscal years ended June 30, 2025 and 2024 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2023	2,154	$24.46
Granted	1,647	36.39
Vested	(893)	26.14
Forfeited	(384)	29.72
Balance as of June 30, 2024	2,524	$30.84
Granted	2,479	47.20
Vested	(1,338)	34.12
Forfeited	(359)	35.55
Balance as of June 30, 2025	3,306	$41.27

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense on the consolidated statements of operations as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Cost of revenues
Cost of SaaS	$3,174	$1,740	$1,329
Cost of license	709	552	376
Cost of professional services	6,026	5,030	3,916
Research and development	24,309	14,854	15,186
Sales and marketing	24,557	17,312	20,426
General and administrative	29,311	20,407	26,536
Total stock-based compensation	$88,086	$59,895	$67,769

During the fiscal year ended June 30, 2025, the Company modified the performance conditions related to certain PSU awards, which results in an improbable-to-probable modification with an increase in unrecognized stock-based compensation expense of approximately $14.8 million to be recognized through the remaining requisite service period.

The Company recognized related income tax benefit of $2.5 million, $1.1 million, and $0.7 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

As of June 30, 2025, there was approximately $157.8 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.5 years.

2021 Employee Stock Purchase Plan

Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period that begins on June 1 and December 1 of each year and each offering period consists of one six-month purchase period. During the fiscal years ended June 30, 2025 and 2024, 112,489 shares and 137,374 shares were purchased under the ESPP, respectively.

The fair value of ESPP shares was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended June 30,
	2025	2024	2023
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.4%	5.4%	4.9%
Expected volatility	47%	46%	48%
Expected term (in years)	0.5	0.5	0.7

As of June 30, 2025, total unrecognized compensation cost related to the ESPP was $0.7 million, which will be amortized over a weighted-average vesting term of 0.4 years.

Note 13. Income Taxes

The components of net loss before income taxes are as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
U.S.	$(30,981)	$(34,220)	$(72,871)
Foreign	14,843	4,314	2,951
Total	$(16,138)	$(29,906)	$(69,920)

The income tax expense (benefit) consists of the following (in thousands):

	Year Ended June 30,
	2025	2024	2023
Current:
Federal	$—	$—	$(246)
State	253	1,307	226
Foreign	1,378	830	437
	1,631	2,137	417
Deferred:
Federal	—	—	(154)
State	(84)	34	(327)
Foreign	532	(56)	(431)
	448	(22)	(912)
Income tax expense (benefit)	$2,079	$2,115	$(495)

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended June 30,
	2025	2024	2023
Federal tax expense (benefit):
At statutory rate	$(3,389)	$(6,280)	$(14,683)
State tax (net of federal benefit)	205	935	192
Research and development credits	(2,890)	(2,943)	(1,888)
Stock-based compensation	(29,058)	(9,364)	(3,311)
Acquisition-related transaction costs	(61)	162	254
Change in valuation allowance	37,771	19,448	20,764
Other	(499)	157	(1,823)
Income tax expense (benefit)	$2,079	$2,115	$(495)

Deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2025	2024
Deferred tax assets:
Nondeductible accrued expenses	$2,614	$3,243
Net operating loss carryforwards	47,217	31,153
Research and development credits	13,773	9,551
Section 174 capitalization	74,073	47,930
Stock-based compensation	6,594	7,437
Interest carryforwards	10,828	13,765
Deferred revenue	201	588
Other	36	67
Valuation allowance	(144,693)	(100,543)
Total deferred tax assets	10,643	13,191
Deferred tax liabilities:
Deferred commissions	(7,133)	(6,614)
Fixed assets	(4,115)	(3,089)
Intangible assets	(551)	(4,196)
Total deferred tax liabilities	(11,799)	(13,899)
Net deferred tax liabilities	$(1,156)	$(708)

As of June 30, 2025, the Company has federal and state net operating loss carryforwards of approximately $171.3 million and $188.4 million, respectively, which expire beginning in the year 2034 for federal and 2025 for the state of California.

As of June 30, 2025, the Company has federal and state research credits carryforwards of approximately $15.8 million and $7.3 million, respectively, expiring beginning in 2027 for federal. The state credits can be carried forward indefinitely.

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

As a result of this analysis as of June 30, 2025 and 2024, the Company has determined that it is more likely than not that it will not realize the benefits of its deferred tax assets due to continuing losses, and therefore has recorded a valuation allowance of $144.7 million and $100.5 million, respectively, to reduce the carrying value of its deferred tax assets.

At June 30, 2025, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used to fund operations domestically, settle a portion of the outstanding debt obligations, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $39.0 million. Substantially all of these earnings will not be taxable upon repatriation to the U.S. since under the Tax Cuts and Jobs Act, they will be treated as previously taxed income or benefit from the dividends received deduction. The withholding taxes related to the distributable earnings of the Company’s foreign subsidiaries are not expected to be material.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2025 and 2024, the Company had no accrued interest and penalties related to uncertain tax positions.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	June 30,
	2025	2024	2023
Beginning of the year, unrecognized tax benefits	$6,876	$5,311	$3,811
Increases, prior year tax positions	119	173	532
Increases, current year tax positions	1,527	1,392	968
End of the year, unrecognized tax benefits	$8,522	$6,876	$5,311

As of June 30, 2025 and 2024, unrecognized tax benefits approximated $8.5 million and $6.9 million, respectively, of which none of the tax benefits would affect the effective tax rate if recognized. There are no interest and penalties accrued as of June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, deductions for domestic research and development expenditures. The Company is currently evaluating OBBBA; however, the Company does not expect OBBBA to have a material impact on the Company’s consolidated financial statements.

Note 14. Net Loss Per Share

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

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2025	2024	2023
Numerator:
Net loss	$(18,217)	$(32,021)	$(69,425)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	78,710	71,488	64,295
Net loss per share, basic and diluted	$(0.23)	$(0.45)	$(1.08)

The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Year Ended June 30,
	2025	2024	2023
Outstanding stock options to purchase common stock	2,628	6,866	10,137
Unvested PSUs and RSUs	5,316	5,137	5,803
Shares issuable under ESPP	57	12	15
Total	8,001	12,015	15,955

Note 15. Stockholders’ Equity

Stock Repurchase Program

On August 7, 2025, the Company’s Board of Directors authorized a common stock repurchase program of up to $150.0 million. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques. The stock repurchase program does not have an expiration date. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program does not obligate the Company to repurchase any of its common stock or to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion.

Note 16. Employee Benefit Plans

On December 22, 2012, the Company adopted a 401(k) plan (the “401(k) Plan”) for all U.S. employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The Company may make discretionary and matching contributions to the 401(k) Plan. Employees are immediately vested 100% in the Company’s matching contributions. The Company incurred matching expenses of $4.7 million, $4.3 million and $3.8 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. The Company also offers pension benefits through company funded employee contributions in the U.K., Australia, Singapore, Germany, Netherlands, Ireland and Canada for employees who have met certain eligibility requirements. The Company incurred employee pension contribution expenses of $2.8 million, $2.4 million and $1.7 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

Note 17. Related Party Transactions

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

Note 18. Subsequent Events

On July 4, 2025, the OBBBA was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, deductions for domestic research and development expenditures. For further information refer to Note 13. “Income Taxes” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On August 7, 2025, the Company’s Board of Directors authorized a common stock repurchase program of up to $150.0 million For further information refer to Note 15. “Stockholders’ Equity” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In August 2025, the Company completed a strategic investment through the purchase of a convertible promissory note in the principal amount of $3.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

George Neble, a member of our Board of Directors, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on May 28, 2025, which has an end date of May 31, 2026. Mr. Neble’s Rule 10b5-1 Plan provides for the potential sale of up to 5,800 shares of Intapp common stock.

Michele Murgel, our Chief People and Places Officer, entered into a Rule 10b5-1 Plan on June 9, 2025, which has an end date of February 20, 2026. Ms. Murgel’s Rule 10b5-1 Plan provides for the potential sale of up to 71,148 shares of Intapp common stock and the potential sale of the net shares of Intapp common stock that Ms. Murgel will receive from the vesting of certain outstanding awards of PSUs and RSUs granted prior to the adoption of her current Rule 10b5-1 Plan until the plan’s end date.

Don Coleman, our Chief Operating Officer, entered into a Rule 10b5-1 Plan on June 13, 2025, which has an end date of September 30, 2026. Mr. Coleman’s Rule 10b5-1 Plan provides for the potential sale of the net shares of Intapp common stock that Mr. Coleman will receive from the vesting of an outstanding award of RSUs and 50% of the net shares that Mr. Coleman will receive from the vesting of outstanding awards of PSUs granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.

Amendment to Bylaws

On August 18, 2025, the Board amended and restated the Company’s bylaws, effective immediately. The amendments contained in the bylaws remove obsolete references to the Company’s stockholder list and certain former significant shareholders.

The foregoing summary of the bylaws does not purport to be completed and is qualified in its entirely by reference to the full text of the bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

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

Insider Trading Policy

Our Board of Directors has approved the Intapp, Inc. Insider Trading Policy (the “Insider Trading Policy”). The Insider Trading Policy governs transactions, including the purchase, sale and/or other dispositions of, in our securities by our directors, officers, employees and other agents (and members of the forgoing persons’ immediate families and households). The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the Nasdaq Global Select Market. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Executive Officers

Set forth below is certain information, including names, ages, positions, and biographical information, regarding the executive officers of the Company, as of the date hereof.

John Hall (52), Chairman and Chief Executive Officer

John Hall has served as a director and our Chief Executive Officer since 2007. Prior to joining us, Mr. Hall was an early executive at VA Linux Systems and helped lead the company from its startup phase to its initial public offering.

David H. Morton, Jr. (53), Chief Financial Officer

David Morton has served as our Chief Financial Officer since August 2023. Prior to joining us, Mr. Morton served as chief financial officer of DigiCert, Inc., a cybersecurity company, from November 2021 to August 2023. Prior to DigiCert, Mr. Morton served as chief financial officer at Anaplan, Inc., a software as a service company, from September 2018 to July 2021 and remained as an employee of Anaplan until September 2021. Mr. Morton served as chief accounting officer at Tesla, Inc. from August 2018 to September 2018. Earlier, Mr. Morton served as executive vice president, chief financial officer and principal accounting officer of Seagate Technology, plc, an electronic data storage company from October 2015 to August 2018. Mr. Morton received a B.S. from California State Polytechnic University, Pomona in Business Administration with a major in Finance, Real Estate and Law.

Thad Jampol (49), Co-founder and Chief Product Officer

Thad Jampol is our Co-Founder and has served as our Chief Product Officer since 2000. Mr. Jampol is the architect of the Intapp Intelligent Cloud. Mr. Jampol received a B.S. from the University of California, Los Angeles in Computer Science.

Don Coleman (50), Chief Operating Officer

Don Coleman has served as our Chief Operating Officer since 2003. Prior to joining us, Mr. Coleman oversaw mergers and acquisitions at Excite@Home, a pioneering provider of internet media services, which was acquired by InterActiveCorporation. Prior to joining Excite@Home, Mr. Coleman served as the co-founder and chief executive officer of Stanford Student Enterprises. Mr. Coleman received a B.A. and B.S. from Stanford University in Economics and Biology.

Michele Murgel (64), Chief People and Places Officer

Michele Murgel has served as our Chief People and Places Officer since 2020 and previously served as Senior Vice President starting in July 2019. Prior to joining us in 2015, Ms. Murgel served as the vice president of human resources at Coupons.com (now Quotient Technology), overseeing all human resources functions through the company’s initial public offering in 2014. Prior to Coupons.com, Ms. Murgel held executive leadership roles with Zappos, Macromedia (which was acquired by Adobe in 2005) and Alias Research (which was acquired by Autodesk in 2006). Ms. Murgel studied at the University of Toronto, Mississauga and graduated from Humber College Institute of Technology and Advanced Learning.

Scott Fitzgerald (51), Chief Marketing Officer

Scott Fitzgerald has served as our Chief Marketing Officer since May 2021. Prior to joining us, Mr. Fitzgerald was chief marketing officer of Duck Creek Technologies Inc. from 2017 to May 2021. Prior to joining Duck Creek Technologies Inc., Mr. Fitzgerald was senior vice president of marketing for BlueSnap, Inc. from July 2015 until March 2017. Mr. Fitzgerald has also previously served as vice president, marketing and VP, product line manager of ACI Worldwide, Inc. from September 2010 to July 2015. Mr. Fitzgerald held various leadership positions at CA Technologies from December 2003 to September 2010. Prior to joining CA, Mr. Fitzgerald was with Cisco Systems, Inc. and American Power Conversion, Inc. from 2000 to 2002 and 1996 to 2000, respectively. Mr. Fitzgerald received a B.A. from Union College and an M.B.A. from the Babson F.W. Olin Graduate School of Business.

Ben Harrison (40), President, Industries

Ben Harrison is the Founder of DealCloud and has served as our President, Industries since February 2024. Mr. Harrison was our President, Financial Services from 2018 to February 2024. At DealCloud, Mr. Harrison served as the President and Chief Executive Officer and Chief Revenue Officer. Prior to founding DealCloud, Mr. Harrison worked for Falfurrias Capital Partners, a Charlotte-based private equity firm, and also in M&A advisory with Harris Williams & Co. and Edgeview Partners. Mr. Harrison received a B.S.B.A. from the University of North Carolina at Chapel Hill and was awarded the William M. Rawls scholarship.

The remaining information required by this Item is incorporated herein by reference to the sections titled “Board of Directors,” Election of Directors” and “Corporate Governance” of the definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2025.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the sections titled “Board of Directors – Director Compensation,” “Corporate Governance – Compensation Interlocks and Insider Participation,” “Executive Compensation,” “Executive Compensation Tables” and “CEO Pay Ratio” of the definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” of the definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section titled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2025.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Intapp, Inc.	8-K	001-40550	July 6, 2021	3.1

3.2	Amended and Restated Bylaws of Intapp, Inc.					X

4.1	Description of Capital Stock	10-K	001-40550	September 15, 2021	4.1

10.1+	Intapp, Inc. Amended and Restated 2012 Stock Option and Grant Plan	S-8	333-257507	June 29, 2021	99.1

10.2+	Intapp, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257507	June 29, 2021	99.2

10.3+	Intapp, Inc. 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.3

10.4+	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.4

10.5+	Form of Performance Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.5

10.6+	Form of Stock Option Award Agreement under the 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.6

10.7+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-256812	June 4, 2021	10.9

10.8	Second Amended and Restated Stockholders Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC and Anderson Investments Pte. Ltd.	8-K	001-40550	July 6, 2021	10.1

10.9	Second Amended and Restated Registration Rights Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC, Anderson Investments Pte. Ltd. and the individuals party thereto	8-K	001-40550	July 6, 2021	10.2

10.10+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and John Hall	S-1/A	333-256812	June 24, 2021	10.12

10.11+	Employment Agreement, dated as of June 29, 2021, by and between Intapp, Inc. and Donald Coleman	10-K	001-40550	September 15, 2021	10.11

10.12+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and Thad Jampol	S-1/A	333-256812	June 24, 2021	10.14

10.13+	Employment Agreement between the Company and David Morton, dated July 11, 2023	8-K	001-40550	July 13, 2023	10.1

10.14+	Consulting Agreement, dated March 1, 2016, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.16

10.15+	First Amendment to Consulting Agreement, dated April 28, 2017, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.17

10.16+	Second Amendment to Consulting Agreement, dated January 1, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.18

10.17+	Third Amendment to Consulting Agreement, dated April 29, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.19

10.18+	Fourth Amendment to Consulting Agreement, dated December 18, 2019, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.20

10.19+	Fifth Amendment to Consulting Agreement, dated June 16, 2020, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.21

10.20+	Sixth Amendment to Consulting Agreement, dated June 20, 2021, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1/A	333-256812	June 21, 2021	10.22

10.21†	Credit Agreement, dated as of October 5, 2021, by and among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40550	November 12, 2021	10.1

10.22†	Pledge and Security Agreement, dated as of October 5, 2021, by and among the Company, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as collateral agent.	10-Q	001-40550	November 12, 2021	10.2

10.23†	Amendment No. 1 to Credit Agreement and Pledge and Security Agreement, dated as of June 6, 2022, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	001-40550	September 9, 2022	10.23

10.24+	Seventh Amendment to Consulting Agreement, dated June 23, 2022, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	September 9, 2022	10.24

10.25†	Amendment No. 2 to Credit Agreement, dated as of November 17, 2022, by and among the Company, the other loan parties hereto, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	001-40550	February 8, 2023	10.1

10.26+	Eighth Amendment to Consulting Agreement, dated June 23, 2023, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	September 7, 2023	10.26

10.27+	Ninth Amendment to Consulting Agreement, dated June 30, 2024, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	August 26, 2024	10.29

10.28+	Employment Agreement, dated as of June 29, 2021, by and between Intapp, Inc. and Ben Harrison	10-K	001-40550	August 26, 2024	10.30

10.29+	Amendment to Employment Agreement, dated as of April 14, 2025, by and between Intapp, Inc. and Ben Harrison	10-Q	001-40550	May 6, 2025	10.1

10.30+	Amendment to Employment Agreement, dated as of April 2, 2025, by and between Intapp, Inc. and David Morton	10-Q	001-40550	May 6, 2025	10.2

10.31+	Amendment to Employment Agreement, dated as of April 2, 2025, by and between Intapp, Inc. and Donald Coleman	10-Q	001-40550	May 6, 2025	10.3

10.32+	Amendment to Employment Agreement, dated as of April 8, 2025, by and between Intapp, Inc. and John Hall	10-Q	001-40550	May 6, 2025	10.4

10.33+	Amendment to Employment Agreement, dated as of April 7, 2025, by and between Intapp, Inc. and Thad Jampol	10-Q	001-40550	May 6, 2025	10.5

10.34+	Tenth Amendment to Consulting Agreement, dated June 30, 2025, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.					X

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (included in signature pages hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy	10-K	001-40550	August 26, 2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

+	Indicates a management contract or compensatory plan
†

    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Intapp, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request.

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

Intapp, Inc.

Date: August 20, 2025	By:	/s/ John Hall
Name: John Hall
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2025	By:	/s/ David Morton
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

Name	Title	Date

/s/ John Hall	Chief Executive Officer and Director (principal executive officer)	August 20, 2025
John Hall

/s/ David Morton	Chief Financial Officer (principal financial and accounting officer)	August 20, 2025
David Morton

/s/ Beverly Allen	Director	August 20, 2025
Beverly Allen

/s/ Ralph Baxter	Director	August 20, 2025
Ralph Baxter

/s/ Martin Fichtner	Director	August 20, 2025
Martin Fichtner

/s/ Nancy Harris	Director	August 20, 2025
Nancy Harris

/s/ Charles Moran	Director	August 20, 2025
Charles Moran

/s/ George Neble	Director	August 20, 2025
George Neble

/s/ Marie Wieck	Director	August 20, 2025
Marie Wieck