Form 10-Q
period 2025-09-30
Intapp, Inc.
filed 2025-11-04
CIK 1565687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number: 001-40550
_______________________________________________________________________
Intapp, Inc.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________________________________

Delaware	46-1467620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 Park Blvd Palo Alto, California	94306
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 852-0400
_______________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2025, the registrant had 81,926,481 shares of common stock outstanding.

Item 1. Financial Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, particularly in the sections captioned “Risk Factors” under Part II, Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. References to “us,” “we,” or “our” refer to the operations of Intapp, Inc. and its subsidiaries. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, and our objectives for future operations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:
•Our ability to continue our growth at or near historical rates;
•Our future financial performance and ability to be profitable;
•The effect of global events on the United States (“U.S.”) and global economies, our business, our employees, our results of operations, our financial condition, demand for our products, sales and implementation cycles, and the health of our clients’ and partners’ businesses;
•Our ability to prevent and respond to data breaches, unauthorized access to client data or other disruptions of our solutions;
•Our ability to effectively manage U.S. and global market and economic conditions, including inflationary pressures, economic and market downturns and volatility in the financial services industry, particularly adverse to our targeted industries;
•The effect on our clients of the imposition of additional tariffs, duties, or taxes, changes to existing trade agreements, and other charges or barriers to trade and any resulting impact to global stock markets, foreign currency exchange rates, and existing inflationary pressures;
•The length and variability of our sales cycle;
•Our ability to attract and retain clients;
•Our ability to attract and retain talent;
•Our ability to compete in highly competitive markets, including artificial intelligence (“AI”) products;
•Our ability to manage the implementation of AI into our products and services and to comply with U.S. and global laws and regulations regarding AI;
•Our ability to manage additional complexity, burdens, and volatility in connection with our international sales and operations;
•The successful assimilation or integration of the businesses, technologies, services, products, personnel or operations of acquired companies;
•Our ability to incur indebtedness in the future and the effect of conditions in credit markets;
•The sufficiency of our cash and cash equivalents to meet our liquidity needs; and
•Our ability to maintain, protect, and enhance our intellectual property rights.
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
You should read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
You should read this Quarterly Report on Form 10-Q completely, and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INTAPP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$273,437	$313,109
Restricted cash	200	200
Accounts receivable, net of allowance of $1,086 and $968 as of September 30, 2025 and June 30, 2025, respectively	60,940	89,667
Unbilled receivables, net	17,591	19,462
Other receivables, net	4,986	5,866
Prepaid expenses	11,308	11,971
Deferred commissions, current	15,813	15,605
Total current assets	384,275	455,880
Property and equipment, net	23,956	23,157
Operating lease right-of-use assets	19,274	18,139
Goodwill	326,101	326,260
Intangible assets, net	37,830	40,699
Deferred commissions, noncurrent	20,044	20,761
Other assets	11,781	9,265
Total assets	$823,261	$894,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,824	$16,497
Accrued compensation	30,069	51,654
Accrued expenses	8,505	12,647
Deferred revenue, net	237,577	256,994
Other current liabilities	15,490	12,066
Total current liabilities	311,465	349,858
Deferred tax liabilities	1,558	1,716
Deferred revenue, noncurrent	1,644	2,002
Operating lease liabilities, noncurrent	16,115	16,114
Other liabilities	6,118	4,706
Total liabilities	336,900	374,396
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, 700,000 shares authorized; 81,694 and 81,877 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	82	82
Additional paid-in capital	1,056,052	1,025,712
Accumulated other comprehensive loss	—	(630)
Accumulated deficit	(569,773)	(505,399)
Total stockholders’ equity	486,361	519,765
Total liabilities and stockholders’ equity	$823,261	$894,161
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2025	2024
Revenues:
SaaS	$97,524	$76,876
License	29,187	28,492
Professional services	12,316	13,437
Total revenues	139,027	118,805
Cost of revenues:
SaaS	17,860	15,318
License	1,568	1,752
Professional services	15,768	14,864
Total cost of revenues	35,196	31,934
Gross profit	103,831	86,871
Operating expenses:
Research and development	40,934	32,427
Sales and marketing	48,786	37,760
General and administrative	28,566	23,938
Total operating expenses	118,286	94,125
Operating loss	(14,455)	(7,254)
Interest and other income, net	1,059	3,422
Net loss before income taxes	(13,396)	(3,832)
Income tax expense	(957)	(688)
Net loss	$(14,353)	$(4,520)
Net loss per share, basic and diluted	$(0.18)	$(0.06)
Weighted-average shares used to compute net loss per share, basic and diluted	81,878	75,604
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2025	2024
Net loss	$(14,353)	$(4,520)
Other comprehensive income:
Foreign currency translation adjustments	(169)	495
Foreign currency impact from dissolution of subsidiary	799	—
Other comprehensive income	630	495
Comprehensive loss	$(13,723)	$(4,025)
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	81,877	$82	$1,025,712	$(630)	$(505,399)	$519,765
Issuance of common stock upon exercise of stock options	340	—	2,802	—	—	2,802
Vesting of performance stock units and restricted stock units	583	1	(1)	—	—	—
Repurchases of common stock	(1,106)	(1)	—	—	(50,021)	(50,022)
Stock-based compensation	—	—	27,539	—	—	27,539
Foreign currency translation adjustments	—	—	—	(169)	—	(169)
Foreign currency impact from dissolution of subsidiary	—	—	—	799	—	799
Net loss	—	—	—	—	(14,353)	(14,353)
Balance as of September 30, 2025	81,694	$82	$1,056,052	$—	$(569,773)	$486,361

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	74,624	$75	$891,681	$(1,336)	$(487,182)	$403,238
Issuance of common stock upon exercise of stock options	2,038	2	22,916	—	—	22,918
Vesting of performance stock units and restricted stock units	623	1	(1)	—	—	—
Stock-based compensation	—	—	19,989	—	—	19,989
Foreign currency translation adjustments	—	—	—	495	—	495
Net loss	—	—	—	—	(4,520)	(4,520)
Balance as of September 30, 2024	77,285	$78	$934,585	$(841)	$(491,702)	$442,120
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(14,353)	$(4,520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,572	4,467
Amortization of operating lease right-of-use assets	1,430	1,280
Accounts receivable allowances	467	550
Stock-based compensation	27,287	19,989
Change in fair value of contingent consideration	500	(1,004)
Deferred income taxes	(159)	(48)
Foreign currency impact from dissolution of subsidiary	799	—
Asset impairments	1,351	—
Other	38	38
Changes in operating assets and liabilities:
Accounts receivable	28,564	30,207
Unbilled receivables, current	1,871	523
Prepaid expenses and other assets	701	(2,568)
Deferred commissions	509	1,667
Accounts payable and accrued liabilities	(21,869)	(8,060)
Deferred revenue, net	(19,775)	(17,275)
Operating lease liabilities	(1,321)	(1,331)
Other liabilities	3,183	531
Net cash provided by operating activities	13,795	24,446
Cash Flows from Investing Activities:
Purchases of property and equipment	(558)	(354)
Capitalized internal-use software costs	(2,294)	(1,534)
Business combinations, net of cash acquired	(9)	(897)
Purchase of strategic investments	(2,990)	—
Net cash used in investing activities	(5,851)	(2,785)
Cash Flows from Financing Activities:
Proceeds from stock option exercises	2,802	22,918
Payments of contingent consideration and holdback associated with acquisitions	—	(1,387)
Repurchases of common stock	(50,022)	—
Net cash (used in) provided by financing activities	(47,220)	21,531
Effect of foreign currency exchange rate changes on cash and cash equivalents	(396)	2,285
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,672)	45,477
Cash, cash equivalents and restricted cash - beginning of period	313,309	208,570
Cash, cash equivalents and restricted cash - end of period	$273,637	$254,047
Reconciliation of cash, cash equivalents and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$273,437	$253,847
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$273,637	$254,047

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$226	$529
Non-Cash Investing and Financing Activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$463	$45
Capitalized internal-use software costs in accounts payable and accrued liabilities	$439	$742
Contingent consideration and acquisition holdbacks in accounts payable, accrued expenses and other liabilities	$1,652	$3,695
Stock-based compensation expense capitalized in internal-use software costs, net	$183	$—
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on August 20, 2025. The unaudited condensed consolidated financial statements include accounts of the Company and its consolidated subsidiaries, after eliminating all inter-company transactions and balances.
The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other period.
Use of Estimates
The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, revenue recognition including determination of the standalone selling price of the deliverables included in multiple deliverable revenue arrangements; allowance for credit losses; the depreciable lives of long-lived assets including intangible assets; the period of benefits of deferred commissions; the fair value of stock-based awards and estimates on the probability of performance vesting conditions; the fair value of assets acquired and liabilities assumed in business combinations; goodwill and long-lived assets impairment assessments; the fair value of contingent consideration liabilities; the incremental borrowing rate used to determine the operating lease liabilities; valuation allowances on deferred tax assets; fair value of strategic investments; uncertain tax positions; and loss contingencies. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.
Significant Accounting Policies
There have been no material changes, other than those listed below, to the Company’s significant accounting policies as described in Note 2. “Summary of Significant Accounting Policies,” to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Strategic Investments
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments consist of a convertible debt instrument and equity investments in privately-held companies, which are classified as Other assets on the unaudited condensed consolidated balance sheets. The Company’s strategic investments do not have readily determinable fair values. The convertible debt instrument is accounted for using the fair value option, and is classified as Level 3 within the fair value hierarchy, and the equity investments are accounted for using the measurement alternative at cost, and the Company adjusts for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included within interest and other income, net on its unaudited condensed consolidated statements of operations as and when it occurs. The measurement alternative election is reassessed each reporting period to determine whether the strategic investments continue to be eligible for this election.
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
The CODM is regularly provided with expenses related to cost of revenues, including cost of SaaS, license, and professional services, research and development, sales and marketing, and general and administrative at the consolidated level to manage the Company’s operations, which are identified as significant segment expenses. Since the Company operates as a single operating and reportable segment, these significant segment expenses are the costs and expenses presented on the unaudited condensed consolidated statements of operations. In addition, the Company has concluded that stock-based compensation disclosed in Note 11. “Stock-Based Compensation” and amortization of acquired intangible assets disclosed in Note 5. “Goodwill and Intangible Assets” also qualify as significant segment expenses. Accordingly, the CODM assesses performance and decides how to allocate resources based on consolidated net loss, as reported on the unaudited condensed consolidated statements of operations. Consolidated net loss is used to monitor budget versus actual results in assessing the overall profitability of the business and to guide decisions on how to invest in and grow the business. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. Other segment items which represent segment expenses that are not significant include interest and other income, net and income tax expense, which are reflected in the unaudited condensed consolidated statements of operations.
Concentrations of Credit Risk and Significant Clients
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with multiple high credit quality financial institutions. The Company is exposed to credit risk for cash and cash equivalents held in financial institutions to the extent that such amounts recorded on the unaudited condensed consolidated balance sheets are in excess of amounts that are insured by the Federal Deposit Insurance Corporation. The Company has not experienced any such losses.
No client individually accounted for 10% or more of the Company’s revenues for either of the three months ended September 30, 2025 and 2024. As of September 30, 2025, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2025, one client individually accounted for 17% of the Company’s total accounts receivable.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects of future cash flows. The Company adopted this standard prospectively for the fiscal year beginning July 1, 2025. The Company will provide the new disclosures required beginning with its annual financial statements for the fiscal year ending June 30, 2026.
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASC 220): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. The guidance requires disclosures, on an annual and interim basis, about specific expense categories presented on the income statement. This guidance will be effective for the Company’s fiscal year beginning July 1, 2027 and for interim periods beginning January 1, 2028, and should be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which modernizes the accounting guidance for internal-use software costs by eliminating the requirement to assess software development stages and introduces a new capitalization threshold. This guidance will be effective for the Company’s interim and annual reporting periods beginning July 1, 2028, and should be applied using a prospective, retrospective or modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
Note 3. Revenues
Disaggregation of Revenues
Revenues by geography, based on the shipping address of our clients, were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
U.S.	$97,010	$78,572
U.K.	20,704	20,003
Rest of the world	21,313	20,230
Total	$139,027	$118,805
No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three months ended September 30, 2025 and 2024.
Deferred Commissions
Deferred commissions were $35.9 million and $36.4 million as of September 30, 2025 and June 30, 2025, respectively. Amortization expense with respect to deferred commissions, which is included in Sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations, was $4.6 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

Contract Balances
The Company’s contract assets and liabilities were as follows (in thousands):

	September 30, 2025	June 30, 2025
Unbilled accounts receivable (1)	$17,663	$19,519
Deferred revenue, net	$239,221	$258,996
(1)The long-term portion of $72 thousand and $57 thousand as of September 30, 2025 and June 30, 2025, respectively is included in Other assets on the unaudited condensed consolidated balance sheets.
There was no allowance for credit losses associated with unbilled receivables as of September 30, 2025 and June 30, 2025. During the three months ended September 30, 2025 and 2024 the Company recognized $105.4 million and $88.5 million in revenue pertaining to deferred revenue as of June 30, 2025 and 2024, respectively.
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
As of September 30, 2025, approximately $715.2 million of revenues is expected to be recognized from remaining performance obligations with approximately 55% over the next 12 months and the remainder thereafter.
Note 4. Business Combinations
TermSheet
In connection with the acquisition of TermSheet, LLC (“TermSheet”) on April 21, 2025, during the three months ended September 30, 2025, the Company finalized the purchase price allocation and paid an immaterial amount to the seller for certain working capital adjustments which was recorded as an increase to Goodwill on the unaudited condensed consolidated balance sheet. This was accounted for as a measurement period adjustment reflecting facts and circumstances that existed as of the acquisition date. For further information refer to Note 4. “Business Combinations” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
TDI
In connection with the acquisition of Transform Data International B.V. and its subsidiaries (“TDI”) on May 1, 2024, the Company paid $0.9 million to the seller for certain working capital adjustments during the three months ended September 30, 2024. This was included in the purchase price and is recorded in investing activities in the Company’s unaudited condensed consolidated statements of cash flows.
Note 5. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amounts of goodwill were as follows (in thousands):

Carrying Amount
Balance as of June 30, 2025	$326,260
Purchase price adjustment	9
Foreign currency translation adjustment	(168)
Balance as of September 30, 2025	$326,101

Intangible Assets
Intangible assets acquired through business combinations consisted of the following (in thousands):

	September 30, 2025
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,074	$(33,982)	$18,092
Non-compete agreements	3 to 5	4,907	(4,708)	199
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,825	(6,290)	1,535
Core technology	2 to 7	68,089	(54,782)	13,307
Backlog	2	1,027	(1,013)	14
Intangible assets, net		$138,605	$(100,775)	$37,830

	June 30, 2025
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,080	$(33,004)	$19,076
Non-compete agreements	3 to 5	4,907	(4,651)	256
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,844	(6,199)	1,645
Core technology	2 to 7	69,614	(54,595)	15,019
Backlog	2	1,027	(1,007)	20
Intangible assets, net		$140,155	$(99,456)	$40,699

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Cost of SaaS	$1,711	$1,571
Sales and marketing	1,100	1,268
General and administrative	57	163
Total amortization expense	$2,868	$3,002
As of September 30, 2025, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remaining 9 months)	$7,715
2027	7,832
2028	7,335
2029	5,400
2030	2,295
2031 and thereafter	2,570
Total remaining amortization	$33,147

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
Money market funds are classified as Level 1 as the assets are valued using quoted prices in active markets. The convertible debt instrument is classified as Level 3 due to the use of unobservable valuation inputs and limited market activity. Liabilities for contingent consideration related to business combinations are classified as Level 3 liabilities as the Company uses unobservable inputs in the valuation, specifically related to the projected total contract value generated by the acquired businesses for a distinct period of time.
Financial Assets and Liabilities
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	September 30, 2025				June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$216,294	$—	$—	$216,294	$243,232	$—	$—	$243,232
Other assets:
Convertible debt instrument	—	—	2,990	2,990	—	—	—	—
Total financial assets	$216,294	$—	$2,990	$219,284	$243,232	$—	$—	$243,232
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$500	$500	$—	$—	$—	$—
Liability for contingent consideration, noncurrent portion	—	—	92	92	—	—	86	86
Total financial liabilities	$—	$—	$592	$592	$—	$—	$86	$86

In connection with the acquisition of TDI, the Company recorded a contingent liability of $0.2 million on the acquisition date for the estimated fair value of the contingent consideration, which was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. Accordingly, the Company recorded a contingent consideration liability of $0.1 million as of September 30, 2025 and June 30, 2025, which was included in Other liabilities on the unaudited condensed consolidated balance sheets.
In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. During the three months ended September 30, 2024, the Company made a fair value adjustment of $1.0 million based on the probability of achieving certain performance measures and paid $1.4 million related to the contingent consideration. In addition, during the three months ended September 30, 2025, the Company made a fair value adjustment of $0.5 million based on a finalized targeted earnout true-up. Accordingly, the contingent consideration was $0.5 million as of September 30, 2025 and nil as of June 30, 2025, and was included in Other current liabilities on the unaudited condensed consolidated balance sheets.

The fair value of the contingent consideration was initially estimated on the acquisition date using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, have been recorded in General and administrative expenses on the unaudited condensed consolidated statements of operations. Gains and losses resulting from exchange rate fluctuation on contingent consideration liabilities denominated in currencies other than U.S. dollars are recognized in interest and other income, net on the unaudited condensed consolidated statements of operations.
Changes in contingent consideration liabilities were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Balance, beginning of period	$86	$2,558
Payment of contingent consideration	—	(1,387)
Change of contingent consideration	506	(920)
Effect of foreign currency exchange rate changes	—	7
Balance, end of period	$592	$258
Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.
Strategic Investments
As of September 30, 2025 and June 30, 2025, the total amount of strategic investments included in Other assets on the Company’s unaudited condensed consolidated balance sheets were $5.0 million and $2.0 million, respectively. The Company did not recognize any unrealized gain or loss on the strategic investments for the periods presented.
Note 7. Internal-Use Software Costs
Capitalized Internal-Use Software Costs
Capitalized internal-use software costs, net consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Capitalized internal-use software costs	$33,556	$31,564
Less: Accumulated amortization	(15,138)	(13,958)
Capitalized internal-use software costs, net	$18,418	$17,606
Activity related to capitalized internal-use software costs was as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Additions to capitalized internal-use software (1)	$1,992	$1,631
Amortization (2)	$1,180	$946
(1)Additions to capitalized stock-based compensation costs, which is included in these amounts, were $0.2 million during the three months ended September 30, 2025, and were not material during the three months ended September 30, 2024.
(2)Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts, was not material during the three months ended September 30, 2025 and 2024, respectively.
The impairment charges during the periods presented were not material.

Capitalized Cloud Computing Implementation Costs
Capitalized cloud computing implementation costs, net consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Capitalized cloud computing implementation costs	$8,345	$8,464
Less: Accumulated amortization	(1,278)	(865)
Capitalized cloud computing implementation costs, net	$7,067	$7,599
Capitalized cloud computing implementation costs included in prepaid expenses	$2,001	$1,979
Activity related to capitalized cloud computing implementation costs was as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Additions to capitalized cloud computing implementation costs (1)	$1,047	$823
Amortization (2)	$413	$85
(1)Additions to capitalized stock-based compensation costs, which is included in these amounts, were $0.1 million during the three months ended September 30, 2025, respectively, and were not material during the three months ended September 30, 2024.
(2)Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts, was not material during the three months ended September 30, 2025 and 2024, respectively.
During the three months ended September 30, 2025 and 2024, the Company recorded impairment charges from its digital transformation initiative of $1.4 million and nil, respectively, which were included in General and administrative expense on the unaudited condensed consolidated statement of operations.
Note 8. Leases
The Company leases the majority of its office space in the U.S., U.K., Germany, Netherlands, Portugal, Ukraine and Singapore under non-cancelable operating lease agreements, which have various expiration dates through November 2030, some of which include options to extend the leases for up to 5 years.
The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,
Operating Leases:	2025	2024
Operating lease cost	$1,815	$1,705
Short-term lease cost	$268	$192
Variable lease cost	$152	$116
The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (in years)	4.1	5.2
Weighted-average discount rate	6.7%	7.0%
The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,
	2025	2024
Cash payments included in the measurement of operating lease liabilities	$1,707	$2,151
ROU assets obtained in exchange for new operating lease liabilities	$2,573	$(70)
Current operating lease liabilities of $7.6 million and $6.5 million were included in Other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2025 and June 30, 2025, respectively.

As of September 30, 2025, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remaining 9 months)	$7,000
2027	5,773
2028	5,211
2029	5,216
2030	3,796
2031 and thereafter	19
Total lease payments	27,015
Less: imputed interest	(3,272)
Present value of operating lease liabilities	$23,743
Note 9. Commitments and Contingencies
Other Purchase Commitments
The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. There were no material purchase commitments that were entered into during the three months ended September 30, 2025.
In December 2021, the Company entered into an agreement with Microsoft Corp., pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12-month period to the end of December 2029. As of September 30, 2025, the Company had $71.3 million remaining on this commitment.
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
Note 10. Debt
On October 5, 2021, the Company entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022 (the “Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”). The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million (the “JPMorgan Credit Facility”). The Credit Agreement also provides that the Company may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million, subject to certain administrative procedures, including approval by the Administrative Agent. Future borrowings under the JPMorgan Credit Facility will bear interest, at the Company’s election, at an annual rate based on either (a) an adjusted secured overnight financing rate (“SOFR”, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on the Company’s total net leverage ratio.

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
The Company was in compliance with all covenants as of September 30, 2025. As of September 30, 2025 and June 30, 2025, there were no outstanding borrowings under the JPMorgan Credit Facility.
Note 11. Stock-Based Compensation
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
Stock option activity under the Company’s equity incentive plans during the three months ended September 30, 2025 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2025	2,628	$11.42	3.8	$105,632
Exercised	(340)	8.25
Balance as of September 30, 2025	2,288	$11.89	3.8	$66,380
Vested and exercisable as of September 30, 2025	2,288	$11.89	3.8	$66,380
Vested and expected to vest as of September 30, 2025	2,288	$11.89	3.8	$66,380
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.
There were no stock options granted during the three months ended September 30, 2025. The total intrinsic value of stock options exercised and the proceeds from option exercises during the three months ended September 30, 2025 were $11.8 million and $2.8 million, respectively.

PSUs and RSUs
During the three months ended September 30, 2025, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.
PSU activity during the three months ended September 30, 2025 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2025	2,010	$37.98
Granted	886	46.77
Vested	(228)	31.49
Forfeited	(87)	40.48
Balance as of September 30, 2025	2,581	$41.48
RSU activity during the three months ended September 30, 2025 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2025	3,306	$41.27
Granted	1,375	42.49
Vested	(355)	35.30
Forfeited	(138)	40.30
Balance as of September 30, 2025	4,188	$42.20
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Cost of revenues
Cost of SaaS	$786	$664
Cost of license	177	189
Cost of professional services	1,425	1,379
Research and development	7,987	4,624
Sales and marketing	7,893	5,738
General and administrative	9,019	7,395
Total stock-based compensation	$27,287	$19,989
As of September 30, 2025, there was approximately $221.9 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.6 years.

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
As of September 30, 2025, total unrecognized compensation cost related to the ESPP was $0.3 million, which will be amortized over a weighted-average vesting term of 0.2 years.
Note 12. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three months ended September 30, 2025 and 2024.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities. The Company’s tax returns remain open to examination as follows: U.S. federal and states, all tax years; and significant foreign jurisdictions, generally 2019 through 2025.
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
Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2025	2024
Numerator:
Net loss	$(14,353)	$(4,520)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	81,878	75,604
Net loss per share, basic and diluted	$(0.18)	$(0.06)
The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of September 30,
	2025	2024
Outstanding stock options to purchase common stock	2,288	4,815
Unvested PSUs and RSUs	6,769	7,265
Shares issuable under ESPP	66	67
Total	9,123	12,147

Note 14. Stockholders’ Equity
Stock Repurchase Program
On August 7, 2025, the Company’s Board of Directors authorized a common stock repurchase program of up to $150.0 million, which was announced on August 12, 2025. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques. The stock repurchase program does not have an expiration date. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program does not obligate the Company to repurchase any of its common stock, or to acquire a specified number of shares, and may be modified, suspended or discontinued at the Company’s discretion.
During the three months ended September 30, 2025, the Company repurchased approximately 1.1 million shares of its common stock for $50.0 million. The repurchased shares of common stock were retired. As of September 30, 2025, $100.0 million remained available and authorized for repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Notes Regarding Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2025. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Cautionary Note regarding Forward-Looking Statements” and ‘Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.
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
Highlights for the three months ended September 30, 2025
During the three months ended September 30, 2025, we generated total revenues of $139.0 million with a gross margin of 75%. Our operating cash flow was $13.8 million and we repurchased approximately 1.1 million of our common stock for $50.0 million. Total cash and cash equivalents as of September 30, 2025 were $273.4 million. Our remaining performance obligations, which represent all future revenue under contract yet to be recognized, were $715.2 million as of September 30, 2025.
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
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics to help us evaluate our business, measure our performance and the effectiveness of our sales and marketing efforts, identify trends affecting our business, formulate business plans and budgets and make strategic decisions.
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
ARR was $504.1 million and $417.2 million as of September 30, 2025 and 2024, respectively, an increase of 21%.
Cloud ARR
Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.
Cloud ARR was $401.4 million and $309.1 million as of September 30, 2025 and 2024, respectively, an increase of 30%, and represented 80% and 74% of ARR as of September 30, 2025 and 2024, respectively.

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
This metric accounts for changes in our cloud recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), cloud migrations, price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). Our trailing twelve months Cloud NRR as of September 30, 2025 and 2024 was 121% and 119%, respectively.
Number of Clients
We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of September 30, 2025, we had 2,750 clients. No single client represented more than 10% of total revenues for either of the three months ended September 30, 2025 and 2024.
Our client base includes some of the largest and most reputable accounting, consulting, investment banking, legal, private capital and real assets firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our accounting, consulting, investment banking, legal, private capital and real assets clients. As of September 30, 2025 and 2024, we had 813 and 707 clients, respectively, with contracts greater than $100,000 of ARR.
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
License
License revenues include subscription fees from providing clients with the right to functional intellectual property where clients can benefit from the subscription licenses on their own and support services related to the licenses, which entitles clients to receive technical support and software updates, on a when and if available basis. We recognize license revenues related to subscription fees at a point in time when control of our term software application is transferred to the client, which generally occurs at the time of delivery or upon commencement of the renewal term. License fees are generally payable in advance on an annual basis over the term of the license arrangement, which is typically non-cancelable. We recognize license revenues related to support ratably over the term of the support contract which corresponds to the underlying license agreement. We expect to continue to generate a relatively consistent stream of license revenues from our existing license clients. From time to time, there may be cumulative catch ups in revenue as a result of compliance uplift contracts. However, over time as we focus on new sales of our SaaS solutions and encourage existing license clients to migrate to SaaS solutions, we expect revenues from license to decrease as a percentage of total revenues.

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
Interest and Other Income, Net
Our interest and other income, net consists primarily of interest income from our cash and cash equivalents, gains and losses from foreign currency transactions, remeasurement, a foreign currency impact from dissolution of subsidiary and non-cash interest expense related to the amortization of deferred financing costs.
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
Results of Operations
The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Three Months Ended September 30,
	2025		2024

	(in thousands, except for percentages)
Revenues:
SaaS	$97,524	70%	$76,876	65%
License	29,187	21	28,492	24
Professional services	12,316	9	13,437	11
Total revenues	139,027	100	118,805	100
Cost of revenues (1):
SaaS	17,860	13	15,318	13
License	1,568	1	1,752	1
Professional services	15,768	11	14,864	13
Total cost of revenues	35,196	25	31,934	27
Gross profit	103,831	75	86,871	73
Operating expenses (1):
Research and development	40,934	29	32,427	27
Sales and marketing	48,786	35	37,760	32
General and administrative	28,566	21	23,938	20
Total operating expenses	118,286	85	94,125	79
Operating loss	(14,455)	(10)	(7,254)	(6)
Interest and other income, net	1,059	1	3,422	3
Net loss before income taxes	(13,396)	(9)	(3,832)	(3)
Income tax expense	(957)	(1)	(688)	(1)
Net loss	$(14,353)	(10)%	$(4,520)	(4)%

(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,
	2025		2024
Cost of SaaS	$786	1%	$664	1%
Cost of license	177	—	189	—
Cost of professional services	1,425	1	1,379	1
Research and development	7,987	6	4,624	4
Sales and marketing	7,893	6	5,738	5
General and administrative	9,019	6	7,395	6
Total stock-based compensation	$27,287	20%	$19,989	17%
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenues

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(in thousands, except for percentages)
Revenues:
SaaS	$97,524	$76,876	$20,648	27%
License	29,187	28,492	695	2%
Professional services	12,316	13,437	(1,121)	(8)%
Total revenues	$139,027	$118,805	$20,222	17%
SaaS
SaaS revenues increased by $20.6 million, or 27%, in the three months ended September 30, 2025 compared to the same period in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise license solutions to our cloud solutions also contributed to the growth.
License
License revenues increased by $0.7 million, or 2%, in the three months ended September 30, 2025 compared to the same period in the prior year, due to compliance uplift contracts, partially offset by clients migrating to our SaaS solutions.
Professional Services
Professional services revenues decreased by $1.1 million, or 8%, in the three months ended September 30, 2025 compared to the same period in the prior year, due to changes in mix of resource delivery to our third-party implementation partners.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(in thousands, except for percentages)
Cost of revenues:
SaaS	$17,860	$15,318	$2,542	17%
License	1,568	1,752	(184)	(11%)
Professional services	15,768	14,864	904	6%
Total cost of revenues	35,196	31,934	3,262	10%

Gross profit:
SaaS	79,664	61,558	18,106	29%
License	27,619	26,740	879	3%
Professional services	(3,452)	(1,427)	(2,025)	142%
Gross profit	$103,831	$86,871	$16,960	20%
Cost of SaaS
Cost of SaaS revenues increased by $2.5 million, or 17%, for three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was driven by increases in cloud hosting costs of $0.7 million, personnel-related costs of $0.5 million primarily due to annual salary increases, increase of royalty expenses of $0.4 million, contractor costs of $0.3 million and amortization of intangible assets costs of $0.3 million.
Cost of License
Cost of license revenues decreased by $0.2 million, or 11%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a decrease in personnel-related costs of $0.1 million.
Cost of Professional Services
Cost of professional services revenues increased by $0.9 million, or 6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to increases in contractor costs of $0.7 million.
Gross Profit
Gross profit increased by $17.0 million, or 20%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Of this increase, $18.1 million was attributable to growth in SaaS revenues and $0.9 million was attributable to a decrease in licenses costs as a percentage of related revenues, partially offset by a decrease of $2.0 million from professional services.
Operating Expenses

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(in thousands, except for percentages)
Operating expenses:
Research and development	$40,934	$32,427	$8,507	26%
Sales and marketing	48,786	37,760	11,026	29%
General and administrative	28,566	23,938	4,628	19%
Total operating expenses	$118,286	$94,125	$24,161	26%

Research and Development
Research and development expenses increased by $8.5 million, or 26%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was driven by increases in stock-based compensation expense of $3.4 million primarily due to an increase in stock awards granted, personnel-related costs of $2.9 million due to annual salary increases and increased headcount, a deferred consideration accrual of $1.1 million related to a prior acquisition and allocated overhead costs of $0.7 million as a result of increased headcount.
Sales and Marketing
Sales and marketing expenses increased by $11.0 million, or 29%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was driven by increases in personnel-related costs of $3.7 million primarily due to annual salary increases and increased headcount, sales and marketing events and related travel expenses of $2.3 million, stock-based compensation expense of $2.2 million primarily due to an increase in stock awards granted, a deferred consideration accrual related to a prior acquisition of $1.1 million and commissions of $1.1 million due to increased sales.
General and Administrative
General and administrative expenses increased by $4.6 million, or 19%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was driven by increases in personnel-related costs of $2.0 million primarily due to increased headcount and annual salary increases, stock-based compensation expense of $1.6 million primarily due to an increase in stock awards granted, a change in fair value adjustments of contingent consideration related to a prior acquisition of $1.5 million, cloud computing implementation impairments of $1.4 million related to our digital transformation initiative and overhead costs of $0.5 million, partially offset by a decrease of $1.8 million in costs allocated to other functions due to increased headcount in other departments.
Interest and Other Income, Net

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(in thousands, except for percentages)
Interest and other income, net	$1,059	$3,422	$(2,363)	(69%)
Interest and other income, net, decreased by $2.4 million, or 69%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was primarily due to a $2.9 million loss from foreign currency transactions and remeasurement and a $0.8 million loss due to a foreign currency impact from the dissolution of a subsidiary, partially offset by a $0.8 million increase in interest income as our cash held in money market funds increased.
Income Tax Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(in thousands, except for percentages)
Income tax expense	$(957)	$(688)	$(269)	39%
Our income tax expense during the three months ended September 30, 2025 was primarily attributable to income tax expense in foreign jurisdictions and a number of U.S. state jurisdictions.

Liquidity and Capital Resources
Sources and Uses of Liquidity
As of September 30, 2025, we had cash and cash equivalents of $273.4 million. We finance our liquidity needs primarily through collections from clients, where we generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.
Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents as of September 30, 2025, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months and beyond.
On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of September 30, 2025, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 10. “Debt” to our unaudited condensed consolidated financial statements for additional information.
Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, research and development, sales and marketing expenses, overhead costs and acquisitions or share repurchases we may make from time to time. Our future capital requirements will depend on many factors, including, but not limited to, our ability to grow our revenues and the timing and extent of investment across our organization necessary to support growth in our business. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$13,795	$24,446
Net cash used in investing activities	(5,851)	(2,785)
Net cash (used in) provided by financing activities	(47,220)	21,531
Effect of foreign currency exchange rate changes on cash and cash equivalents	(396)	2,285
Net (decrease) increase in cash, cash equivalents and restricted cash	$(39,672)	$45,477
Operating Activities
During the three months ended September 30, 2025, net cash provided by operating activities was $13.8 million, as our net loss of $14.4 million was reduced by $28.1 million of adjustments. These adjustments consisted of $36.3 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization, amortization of operating lease right-of-use assets and asset impairments) and a net cash outflow of $8.1 million from net changes in operating assets and liabilities. The net cash outflow from changes in operating assets and liabilities was primarily driven by a $21.9 million decrease in accounts payable and accrued liabilities primarily due to payments made within the period, a decrease in deferred revenue of $19.8 million due to the timing of invoicing our clients and a $1.3 million decrease in operating lease liabilities due to lease payments, offset by a decrease in accounts receivable of $28.6 million due to the timing of billing and collections on our outstanding receivables, a $3.2 million increase in other liabilities due to timing of payments, a decrease in unbilled receivables of $1.9 million due to the timing of invoicing to our clients, a $0.7 million decrease in prepaid expenses and other assets.

During the three months ended September 30, 2024, net cash provided by operating activities was $24.4 million, as our net loss of $4.5 million was reduced by $29.0 million of adjustments. These adjustments consisted of $25.3 million of non-cash charges (principally comprising of stock-based compensation and depreciation and amortization), and a net cash inflow of $3.7 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $30.2 million due to the timing of billing and collections on our outstanding receivables and decrease in unbilled receivables of $0.5 million, offset by a decrease in deferred revenue of $17.3 million due to the timing of invoicing to our clients, a decrease in accounts payable and accrued liabilities of $8.1 million primarily due to timing of payments and a decrease in operating lease liabilities of $1.3 million due to lease payments.
Investing Activities
During the three months ended September 30, 2025, net cash used in investing activities was $5.9 million, due to a strategic investment purchase of $3.0 million, capitalized internal-use software costs of $2.3 million and capital expenditures of $0.6 million on property and equipment largely of computer equipment.
During the three months ended September 30, 2024, net cash used in investing activities was $2.8 million, consisting of capitalized internal-use software costs of $1.5 million, $0.9 million working capital adjustment related to a prior acquisition and capital expenditures of $0.4 million on property and equipment consisting largely of computer equipment.
Financing Activities
During the three months ended September 30, 2025, net cash used in financing activities was $47.2 million, comprised of $50.0 million in payments for the repurchases of common stock, partially offset by $2.8 million of proceeds from stock option exercises.
During the three months ended September 30, 2024, net cash provided by financing activities was $21.5 million, primarily comprised of $22.9 million of proceeds from stock option exercises offset by a $1.4 million payment for contingent consideration related to a prior acquisition.
Stock Repurchase Programs
On August 7, 2025, our Board of Directors authorized a common stock repurchase program of up to $150.0 million. During the three months ended September 30, 2025, we have repurchased $50.0 million of our common stock and $100.0 million remains available for repurchase under our existing repurchase authorization limit. The repurchased shares of common stock were retired. For further information refer to Note 14. “Stockholders’ Equity” to our unaudited condensed consolidated financial statements.
Material Cash Commitments
There have been no significant changes in our material cash requirements from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 20, 2025.
Indebtedness
On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. We were in compliance with all of the covenants as of September 30, 2025.
As of September 30, 2025, there were no outstanding borrowings under the JPMorgan Credit Facility.
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
There have been no material changes to our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Recent Accounting Pronouncements
See Note 2. “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recent accounting pronouncements and our assessment of their impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, including foreign currency exchange, credit, inflation, and interest rate risks.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar and the functional currency for all of our foreign subsidiaries is the U.S. dollar. As of September 30, 2025, the Company has liquidated Rekoop Ltd., which had a functional currency of British pounds.
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
Credit Risk
We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three months ended September 30, 2025 and 2024. Clients representing in excess of 10% of our accounts receivable balance at September 30, 2025 and June 30, 2025 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, particularly if inflationary pressures occur during an economic downturn. Furthermore, our clients may not buy new products or may refrain from expanding current product usage as a result of the impact of increasing costs on their spend. These matters could harm our business, results of operations, or financial condition.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash held in cash deposits and cash equivalents invested in money market funds and the JPMorgan Credit Facility.
As of September 30, 2025, we had cash and cash equivalents of $273.4 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.
As of September 30, 2025, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (“SOFR”, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility. For further information refer to Note 11. “Debt” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for further information on the Credit Agreement and the Security Agreement.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in and pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity under our publicly announced share repurchase program and those made outside of the publicly accounted program during the three months ended September 30, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	1,106	$45.19	1,106	$100,000
September 1, 2025 - September 30, 2025	—	$—	—	$100,000
Total	1,106		1,106
(1) On August 12, 2025, the Company announced a program to repurchase up to $150.0 million of the Company’s common stock which was approved by the Board of Directors on August 7, 2025. As of September 30, 2025, remaining availability under the repurchase program was $100.0 million. The program does not obligate the Company to acquire a minimum amount of shares and may be modified, suspended or discontinued at any time at the Company’s discretion. The program does not have an expiration date.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
David Morton, the Company’s Chief Financial Officer, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on August 14, 2025, which has an end date of August 31, 2026. Mr. Morton’s Rule 10b5-1 Plan provides for the potential sale of up to 40,000 shares of Intapp common stock from net shares of Intapp common stock that Mr. Morton has received or will receive from the vesting of certain outstanding awards of PSUs and RSUs granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.
Dustin Sedgwick, the Company’s Chief Marketing Officer, entered into a Rule 10b5-1 Plan on September 10, 2025, which has an end date of December 31, 2026. Mr. Sedgwick’s Rule 10b5-1 Plan provides for the potential sale of up to 50% of the net shares of Intapp common stock that Mr. Sedgwick will receive from the vesting of outstanding awards of PSUs and RSUs granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.
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
+Indicates a management contract or compensatory plan.
*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intapp, Inc.

Date: November 4, 2025	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ David Morton
David Morton
Chief Financial Officer (Principal Financial Officer)