Form 10-Q
period 2025-12-31
Intapp, Inc.
filed 2026-02-03
CIK 1565687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 27, 2026, the registrant had 80,395,789 shares of common stock outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INTAPP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$191,152	$313,109
Restricted cash	200	200
Accounts receivable, net of allowance of $1,237 and $968 as of December 31, 2025 and June 30, 2025, respectively	119,318	89,667
Unbilled receivables, net	15,465	19,462
Other receivables, net	3,991	5,866
Prepaid expenses	11,426	11,971
Deferred commissions, current	17,844	15,605
Total current assets	359,396	455,880
Property and equipment, net	24,715	23,157
Operating lease right-of-use assets	17,713	18,139
Goodwill	326,101	326,260
Intangible assets, net	34,962	40,699
Deferred commissions, noncurrent	20,873	20,761
Other assets	11,419	9,265
Total assets	$795,179	$894,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,402	$16,497
Accrued compensation	36,885	51,654
Accrued expenses	7,169	12,647
Deferred revenue, net	283,073	256,994
Other current liabilities	15,193	12,066
Total current liabilities	358,722	349,858
Deferred tax liabilities	1,420	1,716
Deferred revenue, noncurrent	4,011	2,002
Operating lease liabilities, noncurrent	14,836	16,114
Other liabilities	5,941	4,706
Total liabilities	384,930	374,396
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, 700,000 shares authorized; 80,235 and 81,877 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	81	82
Additional paid-in capital	1,085,919	1,025,712
Accumulated other comprehensive loss	—	(630)
Accumulated deficit	(675,751)	(505,399)
Total stockholders’ equity	410,249	519,765
Total liabilities and stockholders’ equity	$795,179	$894,161
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenues:
SaaS	$102,458	$79,976	$199,982	$156,852
License	25,449	28,017	54,636	56,509
Professional services	12,301	13,216	24,617	26,653
Total revenues	140,208	121,209	279,235	240,014
Cost of revenues:
SaaS	18,242	16,292	36,102	31,610
License	1,348	1,630	2,916	3,382
Professional services	15,480	14,549	31,248	29,413
Total cost of revenues	35,070	32,471	70,266	64,405
Gross profit	105,138	88,738	208,969	175,609
Operating expenses:
Research and development	39,283	33,325	80,217	65,752
Sales and marketing	46,691	40,791	95,477	78,551
General and administrative	26,341	24,808	54,907	48,746
Total operating expenses	112,315	98,924	230,601	193,049
Operating loss	(7,177)	(10,186)	(21,632)	(17,440)
Interest and other income (expense), net	1,915	(202)	2,974	3,220
Net loss before income taxes	(5,262)	(10,388)	(18,658)	(14,220)
Income tax (expense) benefit	(672)	171	(1,629)	(517)
Net loss	$(5,934)	$(10,217)	$(20,287)	$(14,737)
Net loss per share, basic and diluted	$(0.07)	$(0.13)	$(0.25)	$(0.19)
Weighted-average shares used to compute net loss per share, basic and diluted	81,048	78,118	81,465	76,861
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net loss	$(5,934)	$(10,217)	$(20,287)	$(14,737)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(560)	(169)	(65)
Foreign currency impact from dissolution of subsidiary	—	—	799	—
Other comprehensive (loss) income	—	(560)	630	(65)
Comprehensive loss	$(5,934)	$(10,777)	$(19,657)	$(14,802)
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 30, 2025	81,694	$82	$1,056,052	$—	$(569,773)	$486,361
Issuance of common stock upon exercise of stock options	482	1	5,331	—	—	5,332
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	335	—	(8,558)	—	—	(8,558)
Issuance of common stock under employee stock purchase plan	59	—	2,153	—	—	2,153
Repurchases of common stock	(2,335)	(2)	—	—	(100,044)	(100,046)
Stock-based compensation	—	—	30,941	—	—	30,941
Net loss	—	—	—	—	(5,934)	(5,934)
Balance as of December 31, 2025	80,235	$81	$1,085,919	$—	$(675,751)	$410,249

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of September 30, 2024	77,285	$78	$934,585	$(841)	$(491,702)	$442,120
Issuance of common stock upon exercise of stock options	1,123	1	9,665	—	—	9,666
Vesting of performance stock units and restricted stock units	759	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	67	—	1,970	—	—	1,970
Stock-based compensation	—	—	25,411	—	—	25,411
Foreign currency translation adjustments	—	—	—	(560)	—	(560)
Net loss	—	—	—	—	(10,217)	(10,217)
Balance as of December 31, 2024	79,234	$79	$971,631	$(1,401)	$(501,919)	$468,390

	Six Months Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2025	81,877	$82	$1,025,712	$(630)	$(505,399)	$519,765
Issuance of common stock upon exercise of stock options	822	1	8,133	—	—	8,134
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	918	1	(8,559)	—	—	(8,558)
Issuance of common stock under employee stock purchase plan	59	—	2,153	—	—	2,153
Repurchases of common stock	(3,441)	(3)	—	—	(150,065)	(150,068)
Stock-based compensation	—	—	58,480	—	—	58,480
Foreign currency translation adjustments	—	—	—	(169)	—	(169)
Foreign currency impact from dissolution of subsidiary	—	—	—	799	—	799
Net loss	—	—	—	—	(20,287)	(20,287)
Balance as of December 31, 2025	80,235	$81	$1,085,919	$—	$(675,751)	$410,249

	Six Months Ended December 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	74,624	$75	$891,681	$(1,336)	$(487,182)	$403,238
Issuance of common stock upon exercise of stock options	3,161	3	32,581	—	—	32,584
Vesting of performance stock units and restricted stock units	1,382	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	67	—	1,970	—	—	1,970
Stock-based compensation	—	—	45,400	—	—	45,400
Foreign currency translation adjustments	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(14,737)	(14,737)
Balance as of December 31, 2024	79,234	$79	$971,631	$(1,401)	$(501,919)	$468,390
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(20,287)	$(14,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,221	8,839
Amortization of operating lease right-of-use assets	2,947	2,558
Accounts receivable allowances	828	823
Stock-based compensation	57,984	45,400
Change in fair value of contingent consideration	500	(1,004)
Deferred income taxes	(297)	(74)
Foreign currency impact from dissolution of subsidiary	799	—
Asset impairments	1,351	—
Other	76	76
Changes in operating assets and liabilities:
Accounts receivable	(30,150)	6,465
Unbilled receivables, current	3,997	(486)
Prepaid expenses and other assets	1,868	(5,001)
Deferred commissions	(2,351)	(165)
Accounts payable and accrued liabilities	(19,292)	(7,875)
Deferred revenue, net	28,088	15,509
Operating lease liabilities	(3,085)	(2,675)
Other liabilities	4,479	2,032
Net cash provided by operating activities	36,676	49,685
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,222)	(416)
Capitalized internal-use software costs	(4,411)	(3,449)
Business combinations, net of cash acquired	(9)	(897)
Purchase of strategic investments	(2,990)	—
Net cash used in investing activities	(8,632)	(4,762)
Cash Flows from Financing Activities:
Proceeds from stock option exercises	8,134	32,584
Proceeds from employee stock purchase plan	2,153	1,970
Payments related to tax withholding for vested equity awards	(8,558)	—
Payments of contingent consideration and holdback associated with acquisitions	(1,236)	(2,410)
Repurchases of common stock	(150,068)	—
Net cash (used in) provided by financing activities	(149,575)	32,144
Effect of foreign currency exchange rate changes on cash and cash equivalents	(426)	194
Net (decrease) increase in cash, cash equivalents and restricted cash	(121,957)	77,261
Cash, cash equivalents and restricted cash - beginning of period	313,309	208,570
Cash, cash equivalents and restricted cash - end of period	$191,352	$285,831
Reconciliation of cash, cash equivalents and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$191,152	$285,631
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$191,352	$285,831
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$520	$2,306
Non-Cash Investing and Financing Activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$124	$276
Capitalized internal-use software costs in accounts payable and accrued liabilities	$258	$672
Contingent consideration and acquisition holdbacks in accounts payable, accrued expenses and other liabilities	$422	$2,707
Stock-based compensation expense capitalized in internal-use software costs, net	$458	$—
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
The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other period.
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

Strategic Investments
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments consist of a convertible debt instrument and equity investments in privately-held companies, which are classified as Other assets on the unaudited condensed consolidated balance sheets. The Company’s strategic investments do not have readily determinable fair values. The convertible debt instrument is accounted for using the fair value option, and is classified as Level 3 within the fair value hierarchy, and the equity investments are accounted for using the measurement alternative at cost, and the Company adjusts for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included within interest and other income (expense), net on its unaudited condensed consolidated statements of operations as and when it occurs. The measurement alternative election is reassessed each reporting period to determine whether the strategic investments continue to be eligible for this election.
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
The CODM is regularly provided with expenses related to cost of revenues, including cost of SaaS, license, and professional services, research and development, sales and marketing, and general and administrative at the consolidated level to manage the Company’s operations, which are identified as significant segment expenses. Since the Company operates as a single operating and reportable segment, these significant segment expenses are the costs and expenses presented on the unaudited condensed consolidated statements of operations. In addition, the Company has concluded that stock-based compensation disclosed in Note 11. “Stock-Based Compensation” and amortization of acquired intangible assets disclosed in Note 5. “Goodwill and Intangible Assets” also qualify as significant segment expenses. Accordingly, the CODM assesses performance and decides how to allocate resources based on consolidated net loss, as reported on the unaudited condensed consolidated statements of operations. Consolidated net loss is used to monitor budget versus actual results in assessing the overall profitability of the business and to guide decisions on how to invest in and grow the business. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. Other segment items which represent segment expenses that are not significant include interest and other income (expense), net and income tax (expense) benefit, which are reflected in the unaudited condensed consolidated statements of operations.
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
No client individually accounted for 10% or more of the Company’s revenues for either of the three and six months ended December 31, 2025 and 2024. As of December 31, 2025, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2025, one client individually accounted for 17% of the Company’s total accounts receivable.

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
Note 3. Revenues
Disaggregation of Revenues
Revenues by geography, based on the shipping address of our clients, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
U.S.	$95,157	$83,138	$192,167	$161,710
U.K.	22,398	18,217	43,102	38,220
Rest of the world	22,653	19,854	43,966	40,084
Total	$140,208	$121,209	$279,235	$240,014
No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three and six months ended December 31, 2025 and 2024.
Deferred Commissions
Deferred commissions were $38.7 million and $36.4 million as of December 31, 2025 and June 30, 2025, respectively. Amortization expense with respect to deferred commissions, which is included in Sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations, was $4.8 million and $9.4 million for the three and six months ended December 31, 2025, respectively, and $4.1 million and $8.0 million for the three and six months ended December 31, 2024. There was no impairment loss in relation to the costs capitalized for the periods presented.

Contract Balances
The Company’s contract assets and liabilities were as follows (in thousands):

	December 31, 2025	June 30, 2025
Unbilled accounts receivable (1)	$15,465	$19,519
Deferred revenue, net	$287,084	$258,996
(1)The long-term portion of $57 thousand as of June 30, 2025 is included in Other assets on the unaudited condensed consolidated balance sheet.
There was no allowance for credit losses associated with unbilled receivables as of December 31, 2025 and June 30, 2025. During the six months ended December 31, 2025 and 2024 the Company recognized $179.6 million and $149.3 million in revenue pertaining to deferred revenue as of June 30, 2025 and 2024, respectively.
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
As of December 31, 2025, approximately $777.1 million of revenues is expected to be recognized from remaining performance obligations with approximately 54% over the next 12 months and the remainder thereafter.
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
During the three months ended December 31, 2025, the Company amended the purchase agreement such that the Company’s obligation to make cash payments of up to $15.0 million, which has been accounted for as post-combination compensation, was extended from over the next two fiscal years, as previously disclosed on the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, to over the next three fiscal years, subject to certain performance measures and in some cases, certain service conditions.
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

Note 5. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amounts of goodwill were as follows (in thousands):

Carrying Amount
Balance as of June 30, 2025	$326,260
Purchase price adjustment	9
Foreign currency translation adjustment	(168)
Balance as of December 31, 2025	$326,101
Intangible Assets
Intangible assets acquired through business combinations consisted of the following (in thousands):

	December 31, 2025
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,074	$(34,966)	$17,108
Non-compete agreements	3 to 5	4,907	(4,764)	143
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,825	(6,401)	1,424
Core technology	2 to 7	68,089	(56,492)	11,597
Backlog	2	1,027	(1,020)	7
Intangible assets, net		$138,605	$(103,643)	$34,962

	June 30, 2025
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,080	$(33,004)	$19,076
Non-compete agreements	3 to 5	4,907	(4,651)	256
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,844	(6,199)	1,645
Core technology	2 to 7	69,614	(54,595)	15,019
Backlog	2	1,027	(1,007)	20
Intangible assets, net		$140,155	$(99,456)	$40,699

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cost of SaaS	$1,710	$1,509	$3,421	$3,080
Sales and marketing	1,102	1,268	2,202	2,536
General and administrative	57	163	114	326
Total amortization expense	$2,869	$2,940	$5,737	$5,942

As of December 31, 2025, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remaining 6 months)	$4,847
2027	7,832
2028	7,335
2029	5,400
2030	2,295
2031 and thereafter	2,570
Total remaining amortization	$30,279
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
Financial Assets and Liabilities
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	December 31, 2025				June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$132,650	$—	$—	$132,650	$243,232	$—	$—	$243,232
Other assets:
Convertible debt instrument	—	—	2,990	2,990	—	—	—	—
Total financial assets	$132,650	$—	$2,990	$135,640	$243,232	$—	$—	$243,232
Financial Liabilities:
Liability for contingent consideration, current portion	$—	$—	$92	$92	$—	$—	$—	$—
Liability for contingent consideration, noncurrent portion	—	—	—	—	—	—	86	86
Total financial liabilities	$—	$—	$92	$92	$—	$—	$86	$86

In connection with the acquisition of TDI, the Company recorded a contingent liability of $0.2 million on the acquisition date for the estimated fair value of the contingent consideration, which was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. Accordingly, the Company recorded a contingent consideration liability of $0.1 million as of December 31, 2025 and June 30, 2025, which was included in Other liabilities on the unaudited condensed consolidated balance sheets.
In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. During the six months ended December 31, 2024, the Company made a fair value adjustment of $1.0 million based on the probability of achieving certain performance measures and paid $1.4 million related to the contingent consideration. During the six months ended December 31, 2025, the Company made a fair value adjustment of based on a finalized targeted earnout true-up and made a payment of $0.5 million. Accordingly, the contingent consideration was nil as of December 31, 2025 and June 30, 2025, respectively.
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
Changes in contingent consideration liabilities were as follows (in thousands):

	Six Months Ended December 31,
	2025	2024
Balance, beginning of period	$86	$2,558
Change of contingent consideration	506	(848)
Payment of contingent consideration	(500)	(1,401)
Effect of foreign currency exchange rate changes	—	(4)
Balance, end of period	$92	$305
Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.
Strategic Investments
As of December 31, 2025 and June 30, 2025, the total amount of strategic investments included in Other assets on the Company’s unaudited condensed consolidated balance sheets were $5.0 million and $2.0 million, respectively. The Company did not recognize any unrealized gain or loss on the strategic investments for the periods presented.
Note 7. Internal-Use Software Costs
Capitalized Internal-Use Software Costs
Capitalized internal-use software costs, net consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Capitalized internal-use software costs	$35,787	$31,564
Less: Accumulated amortization	(16,393)	(13,958)
Capitalized internal-use software costs, net	$19,394	$17,606

Activity related to capitalized internal-use software costs was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Additions to capitalized internal-use software (1)	$2,231	$1,845	$4,223	$3,476
Amortization (2)	$1,255	$926	$2,435	$1,872
(1)Additions to capitalized stock-based compensation costs, which is included in these amounts, were $0.3 million and $0.5 million during the three and six months ended December 31, 2025, respectively, and were not material during the three and six months ended December 31, 2024.
(2)Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts, was not material during the three and six months ended December 31, 2025 and 2024, respectively.
The Company has not recorded any impairment charges during the periods presented.
Capitalized Cloud Computing Implementation Costs
Capitalized cloud computing implementation costs, net consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Capitalized cloud computing implementation costs	$8,905	$8,464
Less: Accumulated amortization	(1,740)	(865)
Capitalized cloud computing implementation costs, net	$7,165	$7,599
Capitalized cloud computing implementation costs included in prepaid expenses	$2,412	$1,979
Activity related to capitalized cloud computing implementation costs was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Additions to capitalized cloud computing implementation costs (1)	$560	$1,061	$1,607	$1,884
Amortization (2)	$462	$155	$875	$240
(1)Additions to capitalized stock-based compensation costs, which is included in these amounts, were not material and $0.1 million during the three and six months ended December 31, 2025, respectively, and were not material during the three and six months ended December 31, 2024.
(2)Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts, was not material during the three and six months ended December 31, 2025 and 2024, respectively.
Impairment charges with respect to the Company’s digital transformation initiative, which are included in General and administrative expense on the unaudited condensed consolidated statement of operations, were nil and $1.4 million for the three and six ended December 31, 2025, respectively, and nil for the three and six months ended December 31, 2024.
Note 8. Leases
The Company leases the majority of its office space in the U.S., U.K., Germany, Portugal, Netherlands, Ukraine and Singapore under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to 5 years.
The components of lease costs were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Operating Leases:	2025	2024	2025	2024
Operating lease cost	$1,882	$1,678	$3,697	$3,383
Short-term lease cost	$300	$678	$568	$870
Variable lease cost	$122	$134	$274	$250

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	3.9	5.0
Weighted-average discount rate	6.7%	6.9%
The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Six Months Ended December 31,
	2025	2024
Cash payments included in the measurement of operating lease liabilities	$3,835	$3,461
ROU assets obtained in exchange for new operating lease liabilities	$2,526	$(419)
Current operating lease liabilities of $7.1 million and $6.5 million were included in Other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of December 31, 2025 and June 30, 2025, respectively.
As of December 31, 2025, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remaining 6 months)	$4,868
2027	5,772
2028	5,210
2029	5,215
2030	3,756
2031 and thereafter	—
Total lease payments	24,821
Less: imputed interest	(2,892)
Present value of operating lease liabilities	$21,929
Note 9. Commitments and Contingencies
Other Purchase Commitments
The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. There were no material purchase commitments that were entered into during the six months ended December 31, 2025.
In December 2021, the Company entered into an agreement with Microsoft Corp., pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12-month period to the end of December 2029. As of December 31, 2025, the Company had $66.1 million remaining on this commitment.
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
The Company was in compliance with all covenants as of December 31, 2025. As of December 31, 2025 and June 30, 2025, there were no outstanding borrowings under the JPMorgan Credit Facility.
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

Stock option activity under the Company’s equity incentive plans during the six months ended December 31, 2025 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2025	2,628	$11.42	3.8	$105,632
Exercised	(822)	9.91
Forfeited/Expired	(1)	3.99
Balance as of December 31, 2025	1,805	$12.11	3.7	$60,829
Vested and exercisable as of December 31, 2025	1,805	$12.11	3.7	$60,829
Vested and expected to vest as of December 31, 2025	1,805	$12.11	3.7	$60,829
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.
There were no stock options granted during the six months ended December 31, 2025. The total intrinsic value of stock options exercised and the proceeds from option exercises during the six months ended December 31, 2025 were $26.8 million and $8.1 million, respectively.
PSUs and RSUs
During the six months ended December 31, 2025, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.
PSU activity during the six months ended December 31, 2025 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2025	2,010	$37.98
Granted	967	46.47
Vested	(356)	34.71
Forfeited	(176)	30.28
Balance as of December 31, 2025	2,445	$42.36
RSU activity during the six months ended December 31, 2025 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2025	3,306	$41.27
Granted	1,576	42.42
Vested	(773)	37.02
Forfeited	(255)	40.39
Balance as of December 31, 2025	3,854	$42.64

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cost of revenues
Cost of SaaS	$907	$851	$1,693	$1,515
Cost of license	158	199	335	388
Cost of professional services	1,582	1,652	3,007	3,031
Research and development	8,634	6,800	16,621	11,424
Sales and marketing	9,284	7,232	17,177	12,970
General and administrative	10,132	8,677	19,151	16,072
Total stock-based compensation	$30,697	$25,411	$57,984	$45,400
As of December 31, 2025, there was approximately $200.4 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.4 years.
2021 Employee Stock Purchase Plan
Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period that begins on June 1 and December 1 of each year and each offering period consists of one six-month purchase period. During the six months ended December 31, 2025, 59,345 shares were purchased under the ESPP.
As of December 31, 2025, total unrecognized compensation cost related to the ESPP was $0.7 million, which will be amortized over a weighted-average vesting term of 0.4 years.
Note 12. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three and six months ended December 31, 2025 and 2024.
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

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(5,934)	$(10,217)	$(20,287)	$(14,737)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	81,048	78,118	81,465	76,861
Net loss per share, basic and diluted	$(0.07)	$(0.13)	$(0.25)	$(0.19)
The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of December 31,
	2025	2024
Outstanding stock options to purchase common stock	1,805	3,681
Unvested PSUs and RSUs	6,299	6,389
Shares issuable under ESPP	71	41
Total	8,175	10,111
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
During the three and six months ended December 31, 2025, the Company repurchased approximately 2.3 million and 3.4 million shares of its common stock for $100.0 million and $150.0 million, excluding broker fees, respectively. The repurchased shares of common stock were retired. As of December 31, 2025, there were no remaining funds authorized or available for stock repurchases.
On January 29, 2026, the Company’s Board of Directors authorized a new common stock repurchase program of up to $200.0 million. For further information, refer to Note 15. “Subsequent Events” in the Company’s condensed consolidated financial statements.
Note 15. Subsequent Events
In January 2026, the Company initiated a restructuring plan to reduce costs and optimize its structure by reducing its workforce and facility footprint in the Netherlands. The Company preliminarily expects to incur total restructuring charges of approximately $5.0 million in fiscal year 2026, these expenses are expected to consist primarily of employee severance and termination benefits.

On January 29, 2026, the Company’s Board of Directors authorized a new common stock repurchase program of up to $200.0 million. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques. The stock repurchase program does not have an expiration date. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program does not obligate the Company to repurchase any of its common stock or to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Company’s discretion.

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
Highlights for the three months ended December 31, 2025
During the three months ended December 31, 2025, we generated total revenues of $140.2 million with a gross margin of 75%. Our operating cash flow was $22.9 million and we repurchased approximately 2.3 million of our common stock for $100.0 million. Total cash and cash equivalents as of December 31, 2025 were $191.2 million. Our remaining performance obligations, which represent all future revenue under contract yet to be recognized, were $777.1 million as of December 31, 2025.
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
ARR was $535.0 million and $437.1 million as of December 31, 2025 and 2024, respectively, an increase of 22%.
Cloud ARR
Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.
Cloud ARR was $433.6 million and $331.1 million as of December 31, 2025 and 2024, respectively, an increase of 31%, and represented 81% and 76% of ARR as of December 31, 2025 and 2024, respectively.
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

This metric accounts for changes in our cloud recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), cloud migrations, price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). Our trailing twelve months Cloud NRR as of December 31, 2025 and 2024 was 124% and 119%, respectively.
Number of Clients
We believe our ability to increase the number of clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define a client at the end of any reporting period as an entity with at least one active subscription as of the measurement date. As of December 31, 2025, we had over 2,750 clients. No single client represented more than 10% of total revenues for either of the three and six months ended December 31, 2025 and 2024.
Our client base includes some of the largest and most reputable accounting, consulting, investment banking, legal, private capital and real assets firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe the number of our clients with contracts greater than $100,000 of ARR is an important metric for highlighting our progress on the path to full adoption of our platform by our accounting, consulting, investment banking, legal, private capital and real assets clients. As of December 31, 2025 and 2024, we had 834 and 728 clients, respectively, with contracts greater than $100,000 of ARR.
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
Interest and Other Income (Expense), Net
Our interest and other income (expense), net consists primarily of interest income from our cash and cash equivalents, gains and losses from foreign currency transactions, remeasurement, a foreign currency impact from dissolution of subsidiary and non-cash interest expense related to the amortization of deferred financing costs.
Income Tax (Expense) Benefit
Our income tax (expense) benefit consists of an estimate of federal, state, and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024

	(in thousands, except for percentages)
Revenues:
SaaS	$102,458	73%	$79,976	66%	$199,982	72%	$156,852	65%
License	25,449	18	28,017	23	54,636	19	56,509	24
Professional services	12,301	9	13,216	11	24,617	9	26,653	11
Total revenues	140,208	100	121,209	100	279,235	100	240,014	100
Cost of revenues (1):
SaaS	18,242	13	16,292	14	36,102	13	31,610	14
License	1,348	1	1,630	1	2,916	1	3,382	1
Professional services	15,480	11	14,549	12	31,248	11	29,413	12
Total cost of revenues	35,070	25	32,471	27	70,266	25	64,405	27
Gross profit	105,138	75	88,738	73	208,969	75	175,609	73
Operating expenses (1):
Research and development	39,283	28	33,325	27	80,217	29	65,752	27
Sales and marketing	46,691	33	40,791	34	95,477	34	78,551	33
General and administrative	26,341	19	24,808	20	54,907	20	48,746	20
Total operating expenses	112,315	80	98,924	81	230,601	83	193,049	80
Operating loss	(7,177)	(5)	(10,186)	(8)	(21,632)	(8)	(17,440)	(7)
Interest and other income (expense), net	1,915	1	(202)	(1)	2,974	1	3,220	1
Net loss before income taxes	(5,262)	(4)	(10,388)	(9)	(18,658)	(7)	(14,220)	(6)
Income tax (expense) benefit	(672)	—	171	1	(1,629)	—	(517)	—
Net loss	$(5,934)	(4)%	$(10,217)	(8)%	$(20,287)	(7)%	$(14,737)	(6)%

(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
Cost of SaaS	$907	1%	$851	1%	$1,693	1%	$1,515	1%
Cost of license	158	—	199	—	335	—	388	—
Cost of professional services	1,582	1	1,652	1	3,007	1	3,031	1
Research and development	8,634	6	6,800	6	16,621	6	11,424	5
Sales and marketing	9,284	7	7,232	6	17,177	6	12,970	5
General and administrative	10,132	7	8,677	7	19,151	7	16,072	7
Total stock-based compensation	$30,697	22%	$25,411	21%	$57,984	21%	$45,400	19%
Comparison of the Three and Six Months Ended December 31, 2025 and 2024
Revenues

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except for percentages)
Revenues:
SaaS	$102,458	$79,976	$22,482	28%	$199,982	$156,852	$43,130	27%
License	25,449	28,017	(2,568)	(9%)	54,636	56,509	(1,873)	(3%)
Professional services	12,301	13,216	(915)	(7%)	24,617	26,653	(2,036)	(8%)
Total revenues	$140,208	$121,209	$18,999	16%	$279,235	$240,014	$39,221	16%
SaaS
SaaS revenues increased by $22.5 million, or 28%, and $43.1 million, or 27%, respectively, in the three and six months ended December 31, 2025 compared to the same periods in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise license solutions to our cloud solutions also contributed to the growth.
License
License revenues decreased by $2.6 million, or 9%, for the three months ended December 31, 2025 compared to the same period in the prior year, due to clients migrating to our SaaS solutions.
License revenues decreased by $1.9 million, or 3%, for the six months ended December 31, 2025 compared to the same period in the prior year, due to clients migrating to our SaaS solutions, partially offset by compliance uplift contracts.
Professional Services
Professional services revenues decreased by $0.9 million, or 7%, and $2.0 million, or 8%, respectively, in the three and six months ended December 31, 2025 compared to the same periods in the prior year, due to changes in mix of resource delivery to our third-party implementation partners.

Cost of Revenues and Gross Profit

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except for percentages)
Cost of revenues:
SaaS	$18,242	$16,292	$1,950	12%	$36,102	$31,610	$4,492	14%
License	1,348	1,630	(282)	(17%)	2,916	3,382	(466)	(14%)
Professional services	15,480	14,549	931	6%	31,248	29,413	1,835	6%
Total cost of revenues	35,070	32,471	2,599	8%	70,266	64,405	5,861	9%
Gross profit:
SaaS	84,216	63,684	20,532	32%	163,880	125,242	38,638	31%
License	24,101	26,387	(2,286)	(9%)	51,720	53,127	(1,407)	(3%)
Professional services	(3,179)	(1,333)	(1,846)	(138%)	(6,631)	(2,760)	(3,871)	(140%)
Gross profit	$105,138	$88,738	$16,400	18%	$208,969	$175,609	$33,360	19%
Cost of SaaS
Cost of SaaS revenues increased by $2.0 million, or 12%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This was driven by increases in cloud hosting costs of $0.6 million, royalty expenses of $0.5 million, amortization of acquired intangible assets costs of $0.5 million and personnel-related costs of $0.2 million primarily due to annual salary increases.
Cost of SaaS revenues increased by $4.5 million, or 14%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. This was driven by increases in cloud hosting costs of $1.3 million, royalty expenses of $0.9 million, amortization of acquired intangible assets costs of $0.8 million, personnel-related costs of $0.7 million primarily due to annual salary increases and contractor costs of $0.4 million.
Cost of License
Cost of license revenues decreased by $0.3 million, or 17%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to a decrease in personnel-related costs of $0.2 million.
Cost of license revenues decreased by $0.5 million, or 14%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, primarily due to decreases in personnel-related costs of $0.3 million.
Cost of Professional Services
Cost of professional services revenues increased by $0.9 million, or 6%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to increases in contractor costs of $0.8 million.
Cost of professional services revenues increased by $1.8 million, or 6%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, primarily due to increases in contractor costs of $1.5 million.
Gross Profit
Gross profit increased by $16.4 million, or 18%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Of this increase, $20.5 million was attributable to growth in SaaS revenues, partially offset by a $1.8 million decrease related to professional services as costs increased as a percentage of related revenues and a $2.3 million decrease related to license as revenues decreased as clients migrated to SaaS solutions.
Gross profit increased by $33.4 million, or 19%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. Of this increase, $38.6 million was attributable to growth in SaaS revenues, partially offset by a $3.9 million decrease related to professional services as costs increased as a percentage of related revenues and a $1.4 million decrease related to license as revenues decreased as clients migrated to SaaS solutions.

Operating Expenses

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except for percentages)
Operating expenses:
Research and development	$39,283	$33,325	$5,958	18%	$80,217	$65,752	$14,465	22%
Sales and marketing	46,691	40,791	5,900	14%	95,477	78,551	16,926	22%
General and administrative	26,341	24,808	1,533	6%	54,907	48,746	6,161	13%
Total operating expenses	$112,315	$98,924	$13,391	14%	$230,601	$193,049	$37,552	19%
Research and Development
Research and development expenses increased by $6.0 million, or 18%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This was driven by increases in personnel-related costs of $2.0 million due to annual salary increases and increased headcount, stock-based compensation expense of $1.8 million primarily due to an increase in stock awards granted, deferred consideration accruals of $1.1 million related to prior acquisitions and contractor costs of $0.4 million.
Research and development expenses increased by $14.5 million, or 22%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. This was driven by increases in stock-based compensation expense of $5.2 million primarily due to an increase in stock awards granted, personnel-related costs of $4.9 million due to annual salary increases and increased headcount, deferred consideration accruals of $2.8 million related to prior acquisitions and allocated overhead costs of $0.9 million as a result of increased headcount.
Sales and Marketing
Sales and marketing expenses increased by $5.9 million, or 14%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This was driven by increases in personnel-related costs of $2.4 million primarily due to annual salary increases and increased headcount, stock-based compensation expense of $2.0 million primarily due to an increase in stock awards granted, commissions expense of $1.5 million due to increased sales and a deferred consideration accrual related to a prior acquisition of $0.6 million, partially offset by decreases in sales and marketing events and related travel expenses of $0.9 million.
Sales and marketing expenses increased by $16.9 million, or 22%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. This was driven by increases in personnel-related costs of $6.2 million primarily due to annual salary increases and increased headcount, stock-based compensation expense of $4.2 million primarily due to an increase in stock awards granted, commissions expense of $2.6 million due to increased sales, a deferred consideration accrual related to a prior acquisition of $1.7 million and sales and marketing events and related travel expenses of $1.4 million.
General and Administrative
General and administrative expenses increased by $1.5 million, or 6%, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This was driven by increases in stock-based compensation expense of $1.4 million primarily due to an increase in stock awards granted and personnel-related costs of $0.6 million primarily due to annual salary increases and increased headcount, partially offset by a decrease of $0.5 million.in acquisition related transaction costs due to costs in the three months ended December 31, 2024 related to a legal settlement incurred in connection with an acquisition.
General and administrative expenses increased by $6.2 million, or 13%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. This was driven by increases in stock-based compensation expense of $3.1 million primarily due to an increase in stock awards granted, personnel-related costs of $2.7 million primarily due to annual salary increases and increased headcount and a change in fair value adjustments of contingent consideration related to a prior acquisition of $1.5 million, partially offset by a decrease of $0.6 million in acquisition related transaction costs due to costs in the six months ended December 31, 2024 related to a legal settlement incurred in connection with an acquisition and travel costs of $0.5 million.

Interest and Other Income (Expense), Net

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except for percentages)
Interest and other income (expense), net	$1,915	$(202)	$2,117	1,048%	$2,974	$3,220	$(246)	(8%)
Interest and other income (expense), net, increased by $2.1 million, for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. This was primarily due to a $2.6 million change from foreign currency transactions and remeasurement, partially offset by a $0.5 million decrease in interest income as a result of reduction in cash held in money market funds.
Interest and other income (expense), net decreased by $0.2 million, or 8%, for the six months ended December 31, 2025 compared to the six months ended December 31, 2024. This was primarily driven by a $0.8 million loss due to a foreign currency impact from the dissolution of a subsidiary, partially offset by a $0.4 million increase in interest income from our money market funds.
Income Tax (Expense) Benefit

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	Amount	%	2025	2024	Amount	%

	(in thousands, except for percentages)
Income tax (expense) benefit	$(672)	$171	$(843)	(493%)	$(1,629)	$(517)	$(1,112)	(215%)
Our income tax (expense) benefit during the three and six months ended December 31, 2025 and 2024 was primarily attributable to income tax expense in foreign jurisdictions and a number of U.S. state jurisdictions.
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of December 31, 2025, we had cash and cash equivalents of $191.2 million. We finance our liquidity needs primarily through collections from clients, where we generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.
Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents as of December 31, 2025, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months and beyond.
On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of December 31, 2025, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 10. “Debt” to our unaudited condensed consolidated financial statements for additional information.
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

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$36,676	$49,685
Net cash used in investing activities	(8,632)	(4,762)
Net cash (used in) provided by financing activities	(149,575)	32,144
Effect of foreign currency exchange rate changes on cash and cash equivalents	(426)	194
Net (decrease) increase in cash, cash equivalents and restricted cash	$(121,957)	$77,261
Operating Activities
During the six months ended December 31, 2025, net cash provided by operating activities was $36.7 million, as our net loss of $20.3 million was reduced by $57.0 million of adjustments. These adjustments consisted of $73.4 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization, amortization of operating lease right-of-use assets and asset impairments) and a net cash outflow of $16.4 million from net changes in operating assets and liabilities. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $30.2 million due to the growth in our sales and the timing of billing and collections on our outstanding receivables, a $19.3 million decrease in accounts payable and accrued liabilities primarily due to payments made within the period, a $3.1 million decrease in operating lease liabilities due to lease payments, a $2.4 million increase in deferred commissions due to increased sales, offset by an increase in deferred revenue of $28.1 million due to the timing of invoicing our clients, a $4.5 million increase in other liabilities due to timing of payments, a decrease in unbilled receivables of $4.0 million due to the timing of invoicing to our clients, a $1.9 million decrease in prepaid expenses and other assets.
During the six months ended December 31, 2024, net cash provided by operating activities was $49.7 million, as our net loss of $14.7 million was reduced by $64.4 million of adjustments. These adjustments consisted of $56.6 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization and amortization of operating lease right-of-use assets) and net cash inflow of $7.8 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenue of $15.5 million due to revenue recognition, a decrease in accounts receivable of $6.5 million due to the timing of billing and collections on our outstanding receivables and a $2.1 million increase in other liabilities due to timing of payments, offset by a $7.9 million decrease in accounts payable and accrued liabilities primarily due to payments made within the period, an increase of $5.0 million in prepaid expenses and other assets primarily due to payments made within the period, a decrease in operating lease liabilities of $2.7 million due to lease payments, an increase in unbilled receivables of $0.5 million due to the timing of invoicing to our clients and an increase in deferred commissions of $0.2 million.
Investing Activities
During the six months ended December 31, 2025, net cash used in investing activities was $8.6 million, due to capitalized internal-use software costs of $4.4 million, a strategic investment purchase of $3.0 million and capital expenditures of $1.2 million on property and equipment largely of computer equipment.
During the six months ended December 31, 2024, net cash used in investing activities was $4.8 million, consisting of capitalized internal-use software costs of $3.5 million, $0.9 million working capital adjustment related to a prior acquisition and capital expenditures of $0.4 million on property and equipment, largely computer equipment.
Financing Activities
During the six months ended December 31, 2025, net cash used in financing activities was $149.6 million, comprised of $150.1 million in payments for the repurchases of common stock, including broker fees, $8.6 million of payments related to employee payroll tax withholding on vested equity awards and $1.2 million in payments for contingent consideration and holdbacks related to prior acquisitions, partially offset by $8.1 million of proceeds from stock option exercises and $2.2 million of proceeds from the employee stock purchase plan.

During the six months ended December 31, 2024, net cash provided by financing activities was $32.1 million, primarily comprised of $32.6 million of proceeds from stock option exercises and $2.0 million of proceeds from the employee stock purchase plan, offset by $2.4 million in payments for contingent consideration and holdbacks related to a prior acquisition.
Stock Repurchase Programs
On August 7, 2025, our Board of Directors authorized a common stock repurchase program of up to $150.0 million. During the six months ended December 31, 2025, we have repurchased $150.0 million, excluding broker fees, of our common stock and no funds remain available for repurchase under our existing repurchase authorization limit. The repurchased shares of common stock were retired. For further information refer to Note 14. “Stockholders’ Equity” to our unaudited condensed consolidated financial statements.
On January 29, 2026, our Board of Directors authorized a new common stock repurchase program of up to $200.0 million. The repurchase program does not obligate us to repurchase any of the common stock or to acquire a specified number of shares and may be modified, suspended or discontinued at any time at our discretion. Repurchases under this program will be funded from our existing cash and cash equivalents or future cash flow. For further information refer to Note 15. “Subsequent Events” in our condensed consolidated financial statements.
Material Cash Commitments
As a result of the restructuring plan initiated in January 2026, we have accelerated payments of approximately $3.0 million related to the acquisition of TDI that will be paid in fiscal year 2026. These payments consist of deferred consideration and cash payments that were subject to certain performance measures and in some cases, certain service conditions.
Except as mentioned above, there have been no significant changes in our material cash requirements from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 20, 2025.
Indebtedness
On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. We were in compliance with all of the covenants as of December 31, 2025.
As of December 31, 2025, there were no outstanding borrowings under the JPMorgan Credit Facility.
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
Credit Risk
We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three and six months ended December 31, 2025 and 2024. Clients representing in excess of 10% of our accounts receivable balance at December 31, 2025 and June 30, 2025 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.
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
As of December 31, 2025, we had cash and cash equivalents of $191.2 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.
As of December 31, 2025, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (“SOFR”, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility. For further information refer to Note 11. “Debt” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for further information on the Credit Agreement and the Security Agreement.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table summarizes the share repurchase activity under our publicly announced share repurchase program and those made outside of the publicly accounted program during the three months ended December 31, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2025 - October 31, 2025	—	$—	—	$100,000
November 1, 2025 - November 30, 2025	1,666	$42.39	1,666	$29,404
December 1, 2025 - December 31, 2025	669	$43.95	669	$—
Total	2,335		2,335
(1) On August 12, 2025, the Company announced a program to repurchase up to $150.0 million of the Company’s common stock which was approved by the Board of Directors on August 7, 2025. The program did not obligate the Company to acquire a minimum amount of shares and may have been modified, suspended or discontinued at any time at the Company’s discretion. The program did not have an expiration date. As of December 31, 2025, there were no remaining funds authorized or available for stock repurchases.
The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
On February 3, 2026, the Company announced a new program to repurchase up to $200.0 million of the Company’s common stock which was approved by the Board of Directors on January 29, 2026. For further information, refer to Note 15. “Subsequent Events” in the Company’s condensed consolidated financial statements included elsewhere in this Quarterly Report on form 10-Q.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
John Hall, our Chairman and Chief Executive Officer, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on December 15, 2025, which has an end date of December 31, 2026. Mr. Hall’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 138,000 shares of Intapp common stock and the potential sale of the net shares of Intapp common stock that Mr. Hall will receive from the vesting of outstanding awards of PSUs and RSUs until the plan’s end date.
Thad Jampol, our Co-founder and Chief Product Officer, entered into a Rule 10b5-1 Plan on December 15, 2025, which has an end date of March 31, 2027. Mr. Jampol’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 69,338 shares of Intapp common stock and the potential sale of up to 60,000 additional shares of Intapp common stock.
Ben Harrison, our President, Industries, entered into a Rule 10b5-1 Plan on December 15, 2025, which has an end date of December 15, 2026. Mr. Harrison’s Rule 10b5-1 Plan provides for the potential sale of up to 1,679 shares of Intapp common stock and the net shares of Intapp common stock that Mr. Harrison will receive from the vesting of outstanding awards of PSUs and RSUs granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.
Ralph Baxter, a member of our Board of Directors, terminated a Rule 10b5-1 Plan on December 9, 2025. Mr. Baxter entered into this Rule 10b5-1 Plan on March 13, 2025, which had an end date of June 30, 2026. Mr. Baxter’s Rule 10b5-1 Plan provided for the potential exercise of stock options and the associated sale of up to 117,000 shares of Intapp common stock and the potential sale of up to 5,624 additional shares of Intapp common stock.

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

Intapp, Inc.

Date: February 3, 2026	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2026	By:	/s/ David Morton
David Morton
Chief Financial Officer (Principal Financial Officer)