Form 10-Q
period 2026-03-31
Intapp, Inc.
filed 2026-05-05
CIK 1565687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 28, 2026, the registrant had 77,061,595 shares of common stock outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INTAPP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$146,823	$313,109
Restricted cash	200	200
Accounts receivable, net of allowance of $1,286 and $968 as of March 31, 2026 and June 30, 2025, respectively	80,380	89,667
Unbilled receivables, net	12,058	19,462
Other receivables, net	4,650	5,866
Prepaid expenses	12,978	11,971
Deferred commissions, current	18,654	15,605
Total current assets	275,743	455,880
Property and equipment, net	25,993	23,157
Operating lease right-of-use assets	16,678	18,139
Goodwill	326,101	326,260
Intangible assets, net	32,189	40,699
Deferred commissions, noncurrent	21,554	20,761
Other assets	10,882	9,265
Total assets	$709,140	$894,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,802	$16,497
Accrued compensation	43,748	51,654
Accrued expenses	7,314	12,647
Deferred revenue, net	278,414	256,994
Other current liabilities	13,264	12,066
Total current liabilities	360,542	349,858
Deferred tax liabilities	1,210	1,716
Deferred revenue, noncurrent	3,400	2,002
Operating lease liabilities, noncurrent	13,929	16,114
Other liabilities	9,858	4,706
Total liabilities	388,939	374,396
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value per share, 700,000 shares authorized; 76,944 and 81,877 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	77	82
Additional paid-in capital	1,112,363	1,025,712
Accumulated other comprehensive loss	—	(630)
Accumulated deficit	(792,239)	(505,399)
Total stockholders’ equity	320,201	519,765
Total liabilities and stockholders’ equity	$709,140	$894,161
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues:
SaaS	$107,867	$84,910	$307,849	$241,762
License	24,793	31,684	79,429	88,193
Professional services	13,377	12,473	37,994	39,126
Total revenues	146,037	129,067	425,272	369,081
Cost of revenues:
SaaS	18,998	16,897	55,100	48,507
License	1,447	1,511	4,363	4,893
Professional services	15,081	14,253	46,329	43,666
Total cost of revenues	35,526	32,661	105,792	97,066
Gross profit	110,511	96,406	319,480	272,015
Operating expenses:
Research and development	44,144	34,089	124,361	99,841
Sales and marketing	52,550	42,258	148,027	120,809
General and administrative	28,063	25,761	82,970	74,507
Total operating expenses	124,757	102,108	355,358	295,157
Operating loss	(14,246)	(5,702)	(35,878)	(23,142)
Interest and other (expense) income, net	(166)	3,384	2,808	6,604
Net loss before income taxes	(14,412)	(2,318)	(33,070)	(16,538)
Income tax expense	(1,083)	(634)	(2,712)	(1,151)
Net loss	$(15,495)	$(2,952)	$(35,782)	$(17,689)
Net loss per share, basic and diluted	$(0.20)	$(0.04)	$(0.44)	$(0.23)
Weighted-average shares used to compute net loss per share, basic and diluted	78,872	79,890	80,613	77,856
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net loss	$(15,495)	$(2,952)	$(35,782)	$(17,689)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	255	(169)	190
Foreign currency impact from dissolution of subsidiary	—	—	799	—
Other comprehensive income (loss)	—	255	630	190
Comprehensive loss	$(15,495)	$(2,697)	$(35,152)	$(17,499)
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	80,235	$81	$1,085,919	$—	$(675,751)	$410,249
Issuance of common stock upon exercise of stock options	151	—	1,224	—	—	1,224
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	453	—	(6,715)	—	—	(6,715)
Repurchases of common stock, including excise tax	(3,895)	(4)	—	—	(100,993)	(100,997)
Stock-based compensation	—	—	31,935	—	—	31,935
Net loss	—	—	—	—	(15,495)	(15,495)
Balance as of March 31, 2026	76,944	$77	$1,112,363	$—	$(792,239)	$320,201

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	79,234	$79	$971,631	$(1,401)	$(501,919)	$468,390
Issuance of common stock upon exercise of stock options	505	1	3,554	—	—	3,555
Vesting of performance stock units and restricted stock units	842	1	(1)	—	—	—
Stock-based compensation	—	—	23,052	—	—	23,052
Foreign currency translation adjustments	—	—	—	255	—	255
Net loss	—	—	—	—	(2,952)	(2,952)
Balance as of March 31, 2025	80,581	$81	$998,236	$(1,146)	$(504,871)	$492,300

	Nine Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2025	81,877	$82	$1,025,712	$(630)	$(505,399)	$519,765
Issuance of common stock upon exercise of stock options	973	1	9,357	—	—	9,358
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	1,371	1	(15,274)	—	—	(15,273)
Issuance of common stock under employee stock purchase plan	59	—	2,153	—	—	2,153
Repurchases of common stock, including excise tax	(7,336)	(7)	—	—	(251,058)	(251,065)
Stock-based compensation	—	—	90,415	—	—	90,415
Foreign currency translation adjustments	—	—	—	(169)	—	(169)
Foreign currency impact from dissolution of subsidiary	—	—	—	799	—	799
Net loss	—	—	—	—	(35,782)	(35,782)
Balance as of March 31, 2026	76,944	$77	$1,112,363	$—	$(792,239)	$320,201

	Nine Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	74,624	$75	$891,681	$(1,336)	$(487,182)	$403,238
Issuance of common stock upon exercise of stock options	3,666	4	36,135	—	—	36,139
Vesting of performance stock units and restricted stock units	2,224	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	67	—	1,970	—	—	1,970
Stock-based compensation	—	—	68,452	—	—	68,452
Foreign currency translation adjustments	—	—	—	190	—	190
Net loss	—	—	—	—	(17,689)	(17,689)
Balance as of March 31, 2025	80,581	$81	$998,236	$(1,146)	$(504,871)	$492,300
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(35,782)	$(17,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,917	12,992
Amortization of operating lease right-of-use assets	4,608	3,786
Accounts receivable allowances	1,213	1,492
Stock-based compensation	89,095	68,115
Change in fair value of contingent consideration	506	(1,004)
Deferred income taxes	(501)	(385)
Foreign currency impact from dissolution of subsidiary	799	—
Asset impairments	1,351	—
Other	146	336
Changes in operating assets and liabilities:
Accounts receivable	8,769	31,438
Unbilled receivables, current	7,404	(4,266)
Prepaid expenses and other assets	254	(6,701)
Deferred commissions	(3,842)	696
Accounts payable and accrued liabilities	(12,561)	(1,192)
Deferred revenue, net	22,818	(8)
Operating lease liabilities	(4,911)	(3,684)
Other liabilities	7,309	1,260
Net cash provided by operating activities	100,592	85,186
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,784)	(795)
Capitalized internal-use software costs	(6,468)	(5,495)
Business combinations, net of cash acquired	(9)	(897)
Purchase of strategic investments	(2,990)	—
Net cash used in investing activities	(11,251)	(7,187)
Cash Flows from Financing Activities:
Proceeds from stock option exercises	9,358	36,139
Proceeds from employee stock purchase plan	2,153	1,970
Payments related to tax withholding for vested equity awards	(14,408)	—
Payments of contingent consideration and holdback associated with acquisitions	(1,669)	(2,410)
Repurchases of common stock	(250,146)	—
Net cash (used in) provided by financing activities	(254,712)	35,699
Effect of foreign currency exchange rate changes on cash and cash equivalents	(915)	1,138
Net (decrease) increase in cash, cash equivalents and restricted cash	(166,286)	114,836
Cash, cash equivalents and restricted cash - beginning of period	313,309	208,570
Cash, cash equivalents and restricted cash - end of period	$147,023	$323,406
Reconciliation of cash, cash equivalents and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$146,823	$323,206
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$147,023	$323,406
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$586	$2,460
Non-Cash Investing and Financing Activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$347	$183
Capitalized internal-use software costs in accounts payable and accrued liabilities	$278	$751
Contingent consideration and acquisition holdbacks in accounts payable, accrued expenses and other liabilities	$—	$3,036
Stock-based compensation expense capitalized in internal-use software costs, net	$1,297	$233
Accrued tax withholding for vested equity awards	$865	$—
Excise tax on repurchases of common stock	$919	$—
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
The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.
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

Strategic Investments
From time to time, the Company enters into certain strategic investments for the promotion of business and strategic objectives. Strategic investments consist of a convertible debt instrument and equity investments in privately-held companies, which are classified as Other assets on the unaudited condensed consolidated balance sheets. The Company’s strategic investments do not have readily determinable fair values. The convertible debt instrument is accounted for using the fair value option, and is classified as Level 3 within the fair value hierarchy, and the equity investments are accounted for using the measurement alternative at cost, and the Company adjusts for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included within interest and other (expense) income, net on its unaudited condensed consolidated statements of operations as and when it occurs. The measurement alternative election is reassessed each reporting period to determine whether the strategic investments continue to be eligible for this election.
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
The CODM is regularly provided with expenses related to cost of revenues, including cost of SaaS, license, and professional services, research and development, sales and marketing, and general and administrative at the consolidated level to manage the Company’s operations, which are identified as significant segment expenses. Since the Company operates as a single operating and reportable segment, these significant segment expenses are the costs and expenses presented on the unaudited condensed consolidated statements of operations. In addition, the Company has concluded that stock-based compensation disclosed in Note 11. “Stock-Based Compensation” and amortization of acquired intangible assets disclosed in Note 5. “Goodwill and Intangible Assets” also qualify as significant segment expenses. Accordingly, the CODM assesses performance and decides how to allocate resources based on consolidated net loss, as reported on the unaudited condensed consolidated statements of operations. Consolidated net loss is used to monitor budget versus actual results in assessing the overall profitability of the business and to guide decisions on how to invest in and grow the business. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. Other segment items which represent segment expenses that are not significant include interest and other (expense) income, net and income tax expense, which are reflected in the unaudited condensed consolidated statements of operations.
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
No client individually accounted for 10% or more of the Company’s revenues for either of the three and nine months ended March 31, 2026 and 2025. As of March 31, 2026, no client individually accounted for 10% or more of the Company’s total accounts receivable. As of June 30, 2025, one client individually accounted for 17% of the Company’s total accounts receivable.

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
Note 3. Revenues
Disaggregation of Revenues
Revenues by geography, based on the shipping address of our clients, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
U.S.	$97,598	$84,822	$289,765	$246,532
U.K.	24,692	20,207	67,794	58,427
Rest of the world	23,747	24,038	67,713	64,122
Total	$146,037	$129,067	$425,272	$369,081
No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three and nine months ended March 31, 2026 and 2025.
Deferred Commissions
Deferred commissions were $40.2 million and $36.4 million as of March 31, 2026 and June 30, 2025, respectively. Amortization expense with respect to deferred commissions, which is included in Sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations, was $5.4 million and $14.8 million for the three and nine months ended March 31, 2026, respectively, and $4.1 million and $12.2 million for the three and nine months ended March 31, 2025. There was no impairment loss in relation to the costs capitalized for the periods presented.

Contract Balances
The Company’s contract assets and liabilities were as follows (in thousands):

	March 31, 2026	June 30, 2025
Unbilled accounts receivable (1)	$12,058	$19,519
Deferred revenue, net	$281,814	$258,996
(1)Long-term portion is nil and $57 thousand as of March 31, 2026 and June 30, 2025, respectively, and is included in Other assets on the unaudited condensed consolidated balance sheet.
There was no allowance for credit losses associated with unbilled receivables as of March 31, 2026 and June 30, 2025. During the nine months ended March 31, 2026 and 2025, the Company recognized $231.2 million and $187.8 million in revenue pertaining to deferred revenue as of June 30, 2025 and 2024, respectively.
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
As of March 31, 2026, approximately $791.4 million of revenues is expected to be recognized from remaining performance obligations with approximately 56% over the next 12 months and the remainder thereafter.
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
In January 2026, upon successfully completing the integration of TDI’s technology capabilities, including its Microsoft 365 integrations and collaboration software into Intapp’s platform, the Company initiated a restructuring plan (the “Netherlands Restructuring Plan”). The plan was designed to reduce costs and optimize the Company’s legal and operational structure by reducing its workforce and facility footprint in support of its long-term growth strategy. During the three months ended March 31, 2026, the Company accelerated payments of deferred consideration and contingent consideration to TDI and made these payments in February 2026. For further information refer to Note 6. “Fair Value Measurements” and Note 15. “Restructuring.”

Note 5. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amounts of goodwill were as follows (in thousands):

Carrying Amount
Balance as of June 30, 2025	$326,260
Purchase price adjustment	9
Foreign currency translation adjustment	(168)
Balance as of March 31, 2026	$326,101
Intangible Assets
Intangible assets acquired through business combinations consisted of the following (in thousands):

	March 31, 2026
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,074	$(35,950)	$16,124
Non-compete agreements	3 to 5	4,907	(4,821)	86
Trademarks and trade names	Indefinite	4,778	—	4,778
Trademarks and trade names	5 to 10	7,825	(6,511)	1,314
Core technology	2 to 7	68,089	(58,202)	9,887
Backlog	2	1,027	(1,027)	—
Intangible assets, net		$138,700	$(106,511)	$32,189

	June 30, 2025
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,080	$(33,004)	$19,076
Non-compete agreements	3 to 5	4,907	(4,651)	256
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,844	(6,199)	1,645
Core technology	2 to 7	69,614	(54,595)	15,019
Backlog	2	1,027	(1,007)	20
Intangible assets, net		$140,155	$(99,456)	$40,699

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cost of SaaS	$1,711	$1,509	$5,132	$4,589
Sales and marketing	1,101	1,038	3,303	3,574
General and administrative	56	162	170	488
Total amortization expense	$2,868	$2,709	$8,605	$8,651

As of March 31, 2026, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remaining 3 months)	$1,978
2027	7,832
2028	7,335
2029	5,400
2030	2,295
2031 and thereafter	2,571
Total remaining amortization	$27,411
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
Financial Assets and Liabilities
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	March 31, 2026				June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$87,119	$—	$—	$87,119	$243,232	$—	$—	$243,232
Other assets:
Convertible debt instrument	—	—	2,990	2,990	—	—	—	—
Total financial assets	$87,119	$—	$2,990	$90,109	$243,232	$—	$—	$243,232
Financial Liabilities:
Liability for contingent consideration, noncurrent portion	$—	$—	$—	$—	$—	$—	$86	$86
Total financial liabilities	$—	$—	$—	$—	$—	$—	$86	$86

In connection with the acquisition of TDI, the Company recorded a contingent liability of $0.2 million on the acquisition date for the estimated fair value of the contingent consideration, which was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. Furthermore, as a result of the Netherlands Restructuring Plan, the Company accelerated the payment of this liability. During the nine months ended March 31, 2026, the Company paid $1.2 million related to the contingent consideration liability. Accordingly, the contingent consideration liability was nil and $0.1 million as of March 31, 2026 and June 30, 2025, respectively, which was included in Other liabilities on the unaudited condensed consolidated balance sheet.
In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. During the nine months ended March 31, 2025, the Company made a fair value adjustment of $1.0 million based on the probability of achieving certain performance measures and paid $1.4 million related to the contingent consideration. During the nine months ended March 31, 2026, the Company made a fair value adjustment of based on a finalized targeted earnout true-up and paid $0.5 million. Accordingly, the contingent consideration liability was nil as of March 31, 2026 and June 30, 2025, respectively.
The fair value of the contingent consideration was initially estimated on the acquisition date using the Monte Carlo simulation and included key assumptions used by management related to the estimated probability of occurrence and discount rates. Subsequent changes in the fair value of the contingent consideration liabilities, resulting from management’s revision of key assumptions and estimates, have been recorded in General and administrative expenses on the unaudited condensed consolidated statements of operations. Gains and losses resulting from exchange rate fluctuation on contingent consideration liabilities denominated in currencies other than U.S. dollars are recognized in interest and other (expense) income, net on the unaudited condensed consolidated statements of operations.
Changes in contingent consideration liabilities were as follows (in thousands):

	Nine Months Ended March 31,
	2026	2025
Balance, beginning of period	$86	$2,558
Change of contingent consideration	566	(761)
Payment of contingent consideration	(645)	(1,401)
Effect of foreign currency exchange rate changes	(7)	1
Balance, end of period	$—	$397
Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.
Strategic Investments
As of March 31, 2026 and June 30, 2025, the total amount of strategic investments included in Other assets on the Company’s unaudited condensed consolidated balance sheets were $5.0 million and $2.0 million, respectively. The Company did not recognize any unrealized gain or loss on the strategic investments for the periods presented.
Note 7. Internal-Use Software Costs
Capitalized Internal-Use Software Costs
Capitalized internal-use software costs, net consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Capitalized internal-use software costs	$38,721	$31,564
Less: Accumulated amortization	(17,662)	(13,958)
Capitalized internal-use software costs, net	$21,059	$17,606

Activity related to capitalized internal-use software costs was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Additions to capitalized internal-use software (1)	$2,934	$2,300	$7,157	$5,776
Amortization (2)	$1,269	$921	$3,704	$2,793
(1)Additions to capitalized stock-based compensation costs, which is included in these amounts, were $0.9 million and $1.4 million during the three and nine months ended March 31, 2026, respectively, and were $0.2 million during the three and nine months ended March 31, 2025, respectively.
(2)Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts, was not material during the three and nine months ended March 31, 2026 and 2025, respectively.
The Company has recorded immaterial impairment charges during the periods presented.
Capitalized Cloud Computing Implementation Costs
Capitalized cloud computing implementation costs, net consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Capitalized cloud computing implementation costs	$9,100	$8,464
Less: Accumulated amortization	(2,276)	(865)
Capitalized cloud computing implementation costs, net	$6,824	$7,599
Capitalized cloud computing implementation costs included in prepaid expenses	$2,594	$1,979
Activity related to capitalized cloud computing implementation costs was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Additions to capitalized cloud computing implementation costs (1)	$195	$1,351	$1,802	$3,351
Amortization (2)	$536	$269	$1,411	$509
(1)Additions to capitalized stock-based compensation costs, which is included in these amounts, were not material and $0.1 million during the three and nine months ended March 31, 2026, respectively, and were $0.1 million during the three and nine months ended March 31, 2025, respectively.
(2)Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts, was not material during the three and nine months ended March 31, 2026 and 2025, respectively.
Impairment charges with respect to the Company’s digital transformation initiative, which are included in General and administrative expense on the unaudited condensed consolidated statement of operations, were nil and $1.4 million for the three and nine ended March 31, 2026, respectively, and nil for the three and nine months ended March 31, 2025, respectively.
Note 8. Leases
The Company leases the majority of its office space in the U.S., U.K., Portugal, Germany, Netherlands, Ukraine, and Singapore under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to 5 years.
The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Operating Leases:	2026	2025	2026	2025
Operating lease cost	$1,921	$1,600	$5,618	$4,983
Short-term lease cost	$337	$564	$905	$1,434
Variable lease cost	$122	$111	$396	$361

The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	March 31, 2026	March 31, 2025
Weighted-average remaining lease term (in years)	3.7	4.9
Weighted-average discount rate	6.6%	6.9%
The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Nine Months Ended March 31,
	2026	2025
Cash payments included in the measurement of operating lease liabilities	$5,971	$5,033
ROU assets obtained in exchange for new operating lease liabilities	$3,107	$(419)
Current operating lease liabilities of $6.7 million and $6.5 million were included in Other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2026 and June 30, 2025, respectively.
As of March 31, 2026, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2026 (remaining 3 months)	$2,906
2027	6,057
2028	5,342
2029	5,128
2030	3,718
2031 and thereafter	—
Total lease payments	23,151
Less: imputed interest	(2,543)
Present value of operating lease liabilities	$20,608
Note 9. Commitments and Contingencies
Other Purchase Commitments
The Company’s other purchase commitments primarily consist of third-party cloud services, support fees and software subscriptions to support operations in the ordinary course of business. There were no material purchase commitments that were entered into during the nine months ended March 31, 2026.
In December 2021, the Company entered into an agreement with Microsoft Corp., pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further 12-month period to the end of December 2029. As of March 31, 2026, the Company had $60.4 million remaining on this commitment.
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
The Company was in compliance with all covenants as of March 31, 2026. As of March 31, 2026 and June 30, 2025, there were no outstanding borrowings under the JPMorgan Credit Facility.
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

Stock option activity under the Company’s equity incentive plans during the nine months ended March 31, 2026 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2025	2,628	$11.42	3.8	$105,632
Exercised	(973)	9.64
Forfeited/Expired	(7)	13.01
Balance as of March 31, 2026	1,648	$12.46	3.6	$22,030
Vested and exercisable as of March 31, 2026	1,648	$12.46	3.6	$22,030
Vested and expected to vest as of March 31, 2026	1,648	$12.46	3.6	$22,030
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.
There were no stock options granted during the nine months ended March 31, 2026. The total intrinsic value of stock options exercised and the proceeds from option exercises during the nine months ended March 31, 2026 were $30.0 million and $9.4 million, respectively.
PSUs and RSUs
During the nine months ended March 31, 2026, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.
PSU activity during the nine months ended March 31, 2026 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2025	2,010	$37.98
Granted	1,060	46.08
Vested	(683)	37.28
Forfeited	(250)	33.14
Balance as of March 31, 2026	2,137	$42.78
RSU activity during the nine months ended March 31, 2026 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2025	3,306	$41.27
Granted	3,028	34.06
Vested	(1,202)	37.82
Forfeited	(364)	40.80
Balance as of March 31, 2026	4,768	$37.59

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cost of revenues
Cost of SaaS	$964	$839	$2,657	$2,354
Cost of license	178	164	513	552
Cost of professional services	1,506	1,616	4,513	4,647
Research and development	9,864	6,381	26,485	17,805
Sales and marketing	9,027	6,267	26,204	19,237
General and administrative	9,572	7,448	28,723	23,520
Total stock-based compensation	$31,111	$22,715	$89,095	$68,115
In connection with the Netherlands Restructuring Plan, the Company modified and accelerated the vesting of certain RSU awards held by individuals impacted by the restructuring. The modification affected 12 individuals and a total of 20,611 RSU awards. As a result of this modification, the Company recognized $0.7 million of stock-based compensation expense during the three and nine months ended March 31, 2026.
As of March 31, 2026, there was approximately $204.3 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.3 years.
2021 Employee Stock Purchase Plan
Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period that begins on June 1 and December 1 of each year and each offering period consists of one six-month purchase period. During the nine months ended March 31, 2026, 58,767 shares were purchased under the ESPP.
As of March 31, 2026, total unrecognized compensation cost related to the ESPP was $0.2 million, which will be amortized over a weighted-average vesting term of 0.2 years.
Note 12. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three and nine months ended March 31, 2026 and 2025.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is not currently under audit by the Internal Revenue Service or other similar tax authorities. The Company’s tax returns remain open to examination as follows: U.S. federal and states, all tax years; and significant foreign jurisdictions, generally 2019 through 2026.
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

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net loss	$(15,495)	$(2,952)	$(35,782)	$(17,689)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	78,872	79,890	80,613	77,856
Net loss per share, basic and diluted	$(0.20)	$(0.04)	$(0.44)	$(0.23)
The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of March 31,
	2026	2025
Outstanding stock options to purchase common stock	1,648	3,175
Unvested PSUs and RSUs	6,905	5,606
Shares issuable under ESPP	109	44
Total	8,662	8,825
Note 14. Stockholders’ Equity
Stock Repurchase Program
On August 7, 2025, the Company’s Board of Directors authorized a common stock repurchase program of up to $150.0 million, which was announced on August 12, 2025. The Company fully exhausted the authorized repurchase limit under the program in the second quarter of fiscal year 2026.
On January 29, 2026, the Company’s Board of Directors authorized a new common stock repurchase program of up to $200.0 million, which was announced on February 3, 2026. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques. The stock repurchase program does not have an expiration date. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program does not obligate the Company to repurchase any of its common stock, or to acquire a specified number of shares, and may be modified, suspended or discontinued at the Company’s discretion.
During the three and nine months ended March 31, 2026, the Company repurchased approximately 3.9 million and 7.3 million shares of its common stock for $100.0 million and $250.0 million, excluding broker fees, respectively. The repurchased shares of common stock were retired. As of March 31, 2026, $100.0 million remained available and authorized for repurchases. Additionally, in connection with the share repurchase, the Company accrued $0.9 million of excise tax for the three and nine months ended March 31, 2026.

Note 15. Restructuring
In January 2026, upon successfully completing the integration of TDI’s technology capabilities, including its Microsoft 365 integrations and collaboration software into Intapp’s platform, the Company initiated the Netherlands Restructuring Plan. The plan was designed to reduce costs and optimize the Company’s legal and operational structure by reducing its workforce and facility footprint in support of its long-term growth strategy.
During the three and nine months ended March 31, 2026, the Company incurred $3.5 million in restructuring costs in connection with the Netherlands Restructuring Plan. These costs comprised of charges of $2.8 million, which included $0.9 million employee severance and related benefits and $1.9 million other costs, and charges of $0.7 million related to stock-based compensation for acceleration of certain equity awards. Others cost primarily relate to the acceleration and waiver of certain service and performance conditions associated with the acquisition of TDI in a prior year, resulting in an incremental $1.2 million deferred consideration and $0.6 million contingent consideration expense for the three and nine months ended March 31, 2026. The Company expects to finalize the Netherlands Restructuring Plan by the fourth quarter of fiscal year 2026.
Other restructuring costs for the three and nine months ended March 31, 2025 were not material.
The following tables summarizes the Company's restructuring costs in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31, 2026
	Severance	Stock-based Compensation	Others	Total, Netherlands Restructuring Plan	Other Plans	Total
Cost of revenues
Cost of SaaS	$43	$26	$—	$69	$1	$70
Cost of license	—	—	—	—	8	8
Cost of professional services	57	20	—	77	28	105
Research and development	767	654	1,744	3,165	150	3,315
Sales and marketing	—	—	—	—	27	27
General and administrative	—	—	156	156	81	237
Total restructuring costs	$867	$700	$1,900	$3,467	$295	$3,762

	Nine Months Ended March 31, 2026
	Severance	Stock-based Compensation	Others	Total, Netherlands Restructuring Plan	Other Plans	Total
Cost of revenues
Cost of SaaS	$43	$26	$—	$69	$26	$95
Cost of license	—	—	—	—	9	9
Cost of professional services	57	20	—	77	77	154
Research and development	767	654	1,744	3,165	590	3,755
Sales and marketing	—	—	—	—	73	73
General and administrative	—	—	156	156	213	369
Total restructuring costs	$867	$700	$1,900	$3,467	$988	$4,455

Changes in the carrying amount of restructuring liabilities included in Accrued expenses on the unaudited condensed consolidated balance sheets, were as follows (in thousands):

	Three Months Ended March 31,	Nine Months Ended March 31,
	2026	2026
Beginning of the period	$32	$166
Accrual reclassification(1)	1,269	1,269
Restructuring costs	2,983	3,676
Cash payments	(3,408)	(4,235)
End of the period	$876	$876
(1) TDI related contingent and deferred consideration previously accrued in other current and other long term liabilities.

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
Highlights for the three months ended March 31, 2026
During the three months ended March 31, 2026, we generated total revenues of $146.0 million with a gross margin of 76%. Our operating cash flow was $63.9 million and we repurchased approximately 3.9 million of our common stock for $100.1 million, including broker fees. Total cash and cash equivalents as of March 31, 2026 were $146.8 million. Our remaining performance obligations, which represent all future revenue under contract yet to be recognized, were $791.4 million as of March 31, 2026.
How We Generate Revenue
We generate revenues primarily from software subscriptions, typically with one-year or multi-year contract terms. We sell our software through a direct sales model, which targets clients based on end market, geography, firm size, and business need. We recognize revenues from SaaS revenue ratably over the contract term. We recognize license revenues related to subscription fees upfront and license revenues related to support ratably over the term of the support contract. We generally price our subscriptions based on the number of users adopting our solution and the modules deployed.
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

Key Factors Affecting Our Performance
Market Adoption of our Cloud Platform. Our future growth depends on our ability to win new accounting, consulting, investment banking, law, private capital and real assets clients and expand within our existing client base, primarily through the continued acceptance of our cloud business. Our cloud business has historically grown faster than our overall business and represents an increasing proportion of our annual recurring revenues. We must demonstrate to new and existing clients the benefits of selecting our cloud platform, and support those deployments once live with reliable and secure service. From a sales perspective, our ability to add new clients and expand within existing accounts depends upon a number of factors, including the quality and effectiveness of our sales personnel and marketing efforts, and our ability to convince key decision makers within accounting, consulting, investment banking, legal, private capital and real assets firms to embrace the Intapp Intelligent Cloud over point solutions, internally developed solutions, and horizontal solutions. If our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.
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
ARR was $559.9 million and $454.7 million as of March 31, 2026 and 2025, respectively, an increase of 23%.
Cloud ARR
Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.
Cloud ARR was $459.3 million and $351.8 million as of March 31, 2026 and 2025, respectively, an increase of 31%, and represented 82% and 77% of ARR as of March 31, 2026 and 2025, respectively.
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

This metric accounts for changes in our cloud recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), cloud migrations, price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). Our trailing twelve months Cloud NRR as of March 31, 2026 and 2025 was 123% and 119%, respectively.
Number of Clients
Our client base includes some of the largest and most reputable accounting, consulting, investment banking, legal, private capital and real assets firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe our ability to increase the number of enterprise clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define an enterprise client at the end of any reporting period as an entity with at least one active subscription as of the measurement date with contracts greater than $50,000 of ARR. We believe the number of our enterprise clients with contracts greater than $50,000 of ARR and the number of our enterprise clients with contracts greater than $100,000 of ARR are important metrics for highlighting our progress on the path to full adoption of our platform by our accounting, consulting, investment banking, legal, private capital and real assets clients. As of March 31, 2026 and 2025, we had more than 1,375 and 1,250 enterprise clients, respectively, with contracts greater than $50,000 of ARR. As of March 31, 2026 and 2025, we had 858 and 748 enterprise clients, respectively, with contracts greater than $100,000 of ARR.
With our scalable, modular cloud-based platform, we believe we are well positioned to continue our growth. Our most significant opportunity lies with the largest firms, where we see substantial expansion potential as firms continue to consolidate. We pursue growth in the number of enterprise clients greater than $50,000 and $100,000 of ARR, but our biggest drivers are the assets under management and revenue growth of our clients as well as growth in the total number of professionals they employ.
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
Interest and Other (Expense) Income, Net
Our interest and other (expense) income, net consists primarily of interest income from our cash and cash equivalents, gains and losses from foreign currency transactions, remeasurement, a foreign currency impact from dissolution of subsidiary and non-cash interest expense related to the amortization of deferred financing costs.
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
Results of Operations
The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025

	(in thousands, except for percentages)
Revenues:
SaaS	$107,867	74%	$84,910	66%	$307,849	72%	$241,762	66%
License	24,793	17	31,684	25	79,429	19	88,193	24
Professional services	13,377	9	12,473	10	37,994	9	39,126	11
Total revenues	146,037	100	129,067	100	425,272	100	369,081	100
Cost of revenues (1):
SaaS	18,998	13	16,897	13	55,100	13	48,507	13
License	1,447	1	1,511	1	4,363	1	4,893	1
Professional services	15,081	10	14,253	11	46,329	11	43,666	12
Total cost of revenues	35,526	24	32,661	25	105,792	25	97,066	26
Gross profit	110,511	76	96,406	75	319,480	75	272,015	74
Operating expenses (1):
Research and development	44,144	30	34,089	26	124,361	29	99,841	27
Sales and marketing	52,550	36	42,258	33	148,027	35	120,809	33
General and administrative	28,063	19	25,761	20	82,970	20	74,507	20
Total operating expenses	124,757	85	102,108	79	355,358	84	295,157	80
Operating loss	(14,246)	(10)	(5,702)	(4)	(35,878)	(8)	(23,142)	(6)
Interest and other (expense) income, net	(166)	—	3,384	2	2,808	—	6,604	2
Net loss before income taxes	(14,412)	(10)	(2,318)	(2)	(33,070)	(8)	(16,538)	(4)
Income tax expense	(1,083)	(1)	(634)	—	(2,712)	—	(1,151)	(1)
Net loss	$(15,495)	(11)%	$(2,952)	(2)%	$(35,782)	(8)%	$(17,689)	(5)%

(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
Cost of SaaS	$964	1%	$839	1%	$2,657	1%	$2,354	1%
Cost of license	178	—	164	—	513	—	552	—
Cost of professional services	1,506	1	1,616	1	4,513	1	4,647	1
Research and development	9,864	7	6,381	5	26,485	6	17,805	5
Sales and marketing	9,027	6	6,267	5	26,204	6	19,237	5
General and administrative	9,572	6	7,448	6	28,723	7	23,520	6
Total stock-based compensation	$31,111	21%	$22,715	18%	$89,095	21%	$68,115	18%
Comparison of the Three and Nine Months Ended March 31, 2026 and 2025
Revenues

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except for percentages)
Revenues:
SaaS	$107,867	$84,910	$22,957	27%	$307,849	$241,762	$66,087	27%
License	24,793	31,684	(6,891)	(22%)	79,429	88,193	(8,764)	(10%)
Professional services	13,377	12,473	904	7%	37,994	39,126	(1,132)	(3%)
Total revenues	$146,037	$129,067	$16,970	13%	$425,272	$369,081	$56,191	15%
SaaS
SaaS revenues increased by $23.0 million, or 27%, and $66.1 million, or 27%, respectively, in the three and nine months ended March 31, 2026 compared to the same periods in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise license solutions to our cloud solutions also contributed to the growth.
License
License revenues decreased by $6.9 million, or 22%, and $8.8 million, or 10%, respectively, in the three and nine months ended March 31, 2026 compared to the same periods in the prior year, due to clients migrating to our SaaS solutions.
Professional Services
Professional services revenues increased by $0.9 million, or 7%, in the three months ended March 31, 2026 compared to the same period in the prior year, due to a continuation demand for implementation, upgrade and migration services consistent with our revenue growth.
Professional services revenues decreased by $1.1 million, or 3%, in the nine months ended March 31, 2026 compared to the same period in the prior year, due to changes in mix of resource delivery to our third-party implementation partners.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except for percentages)
Cost of revenues:
SaaS	$18,998	$16,897	$2,101	12%	$55,100	$48,507	$6,593	14%
License	1,447	1,511	(64)	(4%)	4,363	4,893	(530)	(11%)
Professional services	15,081	14,253	828	6%	46,329	43,666	2,663	6%
Total cost of revenues	35,526	32,661	2,865	9%	105,792	97,066	8,726	9%
Gross profit:
SaaS	88,869	68,013	20,856	31%	252,749	193,255	59,494	31%
License	23,346	30,173	(6,827)	(23%)	75,066	83,300	(8,234)	(10%)
Professional services	(1,704)	(1,780)	76	4%	(8,335)	(4,540)	(3,795)	(84%)
Gross profit	$110,511	$96,406	$14,105	15%	$319,480	$272,015	$47,465	17%
Cost of SaaS
Cost of SaaS revenues increased by $2.1 million, or 12%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was primarily driven by increases in cloud hosting costs of $0.8 million, royalty expenses of $0.6 million, and amortization of acquired intangible assets costs of $0.5 million.
Cost of SaaS revenues increased by $6.6 million, or 14%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. This was primarily driven by increases in cloud hosting costs of $2.1 million, royalty expenses of $1.5 million, amortization of acquired intangible assets costs of $1.3 million, personnel-related costs of $0.6 million primarily due to annual salary increases, and contractor costs of $0.5 million.
Cost of License
Cost of license revenues decreased by $0.1 million, or 4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to a decrease in personnel-related costs of $0.1 million.
Cost of license revenues decreased by $0.5 million, or 11%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, primarily due to decreases in personnel-related costs of $0.3 million.
Cost of Professional Services
Cost of professional services revenues increased by $0.8 million, or 6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was primarily driven by increases in personnel-related costs of $0.5 million and contractor costs of $0.3 million.
Cost of professional services revenues increased by $2.7 million, or 6%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. This was primarily driven by increases in contractor costs of $1.8 million and personnel-related costs of $0.8 million.
Gross Profit
Gross profit increased by $14.1 million, or 15%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Of this increase, $20.9 million was attributable to growth in SaaS revenues, partially offset by a $6.8 million decrease related to license revenues as clients migrated to SaaS solutions.
Gross profit increased by $47.5 million, or 17%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. Of this increase, $59.5 million was attributable to growth in SaaS revenues, partially offset by a $8.2 million decrease related to license revenues as clients migrated to SaaS solutions, and a $3.8 million decrease related to professional services revenues as costs increased as a percentage of related revenues.

Operating Expenses

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except for percentages)
Operating expenses:
Research and development	$44,144	$34,089	$10,055	29%	$124,361	$99,841	$24,520	25%
Sales and marketing	52,550	42,258	10,292	24%	148,027	120,809	27,218	23%
General and administrative	28,063	25,761	2,302	9%	82,970	74,507	8,463	11%
Total operating expenses	$124,757	$102,108	$22,649	22%	$355,358	$295,157	$60,201	20%
Research and Development
Research and development expenses increased by $10.1 million, or 29%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was primarily driven by increases in stock-based compensation expense of $3.5 million primarily due to an increase in stock awards granted, restructuring costs of $2.6 million mainly due to the Netherlands Restructuring Plan, personnel-related costs of $1.9 million due to annual salary increases and increased headcount, and deferred consideration accruals of $1.8 million related to prior acquisitions.
Research and development expenses increased by $24.5 million, or 25%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. This was primarily driven by increases in stock-based compensation expense of $8.7 million primarily due to an increase in stock awards granted, personnel-related costs of $6.5 million due to annual salary increases and increased headcount, restructuring costs of $2.9 million primarily due to the Netherlands Restructuring Plan, and deferred consideration accruals of $3.5 million related to prior acquisitions.
Sales and Marketing
Sales and marketing expenses increased by $10.3 million, or 24%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was primarily driven by increases in personnel-related costs of $4.2 million due to annual salary increases and increased headcount, stock-based compensation expense of $2.8 million primarily due to an increase in stock awards granted, commissions expense of $1.2 million due to increased sales, marketing events and travel related expenses of $1.1 million, and a deferred consideration accrual related to a prior acquisition of $1.0 million.
Sales and marketing expenses increased by $27.2 million, or 23%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. This was primarily driven by increases in personnel-related costs of $10.5 million primarily due to annual salary increases and increased headcount, stock-based compensation expense of $7.0 million primarily due to an increase in stock awards granted, commissions expense of $3.8 million due to increased sales, marketing events and travel related expenses of $2.5 million, and a deferred consideration accrual related to a prior acquisition of $2.7 million.
General and Administrative
General and administrative expenses increased by $2.3 million, or 9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was driven by increases in stock-based compensation expense of $2.1 million primarily due to an increase in stock awards granted.
General and administrative expenses increased by $8.5 million, or 11%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. This was driven by increases in stock-based compensation expense of $5.2 million due to an increase in stock awards granted, and personnel-related costs of $3.3 million primarily due to annual salary increases and increased headcount.

Interest and Other (Expense) Income, Net

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except for percentages)
Interest and other (expense) income, net	$(166)	$3,384	$(3,550)	(105%)	$2,808	$6,604	$(3,796)	(57%)
Interest and other (expense) income, net, decreased by $3.6 million or 105% , for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This was primarily driven by a $2.6 million change from foreign currency transactions and remeasurement and a $1.3 million decrease in interest income as a result of reduction in cash held in money market funds.
Interest and other (expense) income, net decreased by $3.8 million, or 57%, for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025. This was primarily driven by a $2.5 million change from foreign currency transactions and remeasurement and a $0.9 million decrease in interest income as a result of reduction in cash held in money market funds.
Income Tax Expense

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	Amount	%	2026	2025	Amount	%

	(in thousands, except for percentages)
Income tax expense	$(1,083)	$(634)	$(449)	71%	$(2,712)	$(1,151)	$(1,561)	(136%)
Our income tax expense during the three and nine months ended March 31, 2026 and 2025 was primarily attributable to income tax expense in foreign jurisdictions and a number of U.S. state jurisdictions.
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of March 31, 2026, we had cash and cash equivalents of $146.8 million. We finance our liquidity needs primarily through collections from clients, where we generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.
Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents as of March 31, 2026, along with our JPMorgan Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months and beyond.
On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. As of March 31, 2026, no amounts have been borrowed under the JPMorgan Credit Facility. See Note 10. “Debt” to our unaudited condensed consolidated financial statements for additional information.
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

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$100,592	$85,186
Net cash used in investing activities	(11,251)	(7,187)
Net cash (used in) provided by financing activities	(254,712)	35,699
Effect of foreign currency exchange rate changes on cash and cash equivalents	(915)	1,138
Net (decrease) increase in cash, cash equivalents and restricted cash	$(166,286)	$114,836
Operating Activities
During the nine months ended March 31, 2026, net cash provided by operating activities was $100.6 million, as our net loss of $35.8 million was reduced by $136.4 million of adjustments. These adjustments consisted of $111.1 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization, amortization of operating lease right-of-use assets and asset impairments) and a net cash inflow of $25.2 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by cash inflow from an increase in deferred revenue of $22.8 million due to the timing of invoicing our clients, a decrease in accounts receivable of $8.8 million due to timing of billing and collections on our outstanding receivables, a decrease in unbilled receivables of $7.4 million due to the timing of invoicing to our clients and $7.3 million increase in other liabilities due to timing of payments, partially offset by cash outflow primarily related to a $12.6 million decrease in accounts payable and accrued liabilities primarily due to timing of payments, $4.9 million decrease in operating lease liabilities due to lease payments and $3.8 million increase in deferred commissions due to increased sales.
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
Investing Activities
During the nine months ended March 31, 2026, net cash used in investing activities was $11.3 million, due to capitalized internal-use software costs of $6.5 million, a strategic investment purchase of $3.0 million and capital expenditures of $1.8 million on property and equipment.
During the nine months ended March 31, 2025, net cash used in investing activities was $7.2 million, consisting of capitalized internal-use software costs of $5.5 million, $0.9 million working capital adjustment related to a prior acquisition and capital expenditures of $0.8 million on property and equipment largely of computer equipment.
Financing Activities
During the nine months ended March 31, 2026, net cash used in financing activities was $254.7 million, comprised of $250.1 million in payments for the repurchases of common stock, including broker fees, $14.4 million of payments related to employee payroll tax withholding on vested equity awards and $1.7 million in payments for contingent consideration and holdbacks related to prior acquisitions, partially offset by $9.4 million of proceeds from stock option exercises and $2.2 million of proceeds from the employee stock purchase plan.
During the nine months ended March 31, 2025, net cash provided by financing activities was $35.7 million, primarily comprised of $36.1 million of proceeds from stock option exercises and $2.0 million of proceeds from the employee stock purchase plan, offset by $2.4 million in payments for contingent consideration and holdbacks related to a prior acquisition.

Stock Repurchase Programs
On August 7, 2025, our Board of Directors authorized a common stock repurchase program of up to $150.0 million. During the nine months ended March 31, 2026, we have repurchased $150.0 million, excluding broker fees, of our common stock under this program and no funds remain available for repurchase under this repurchase authorization limit. The repurchased shares of common stock were retired.
On January 29, 2026, our Board of Directors authorized a new common stock repurchase program of up to $200.0 million. During the nine months ended March 31, 2026, we have repurchased $100.0 million, excluding broker fees, of our common stock under this program and $100.0 million remains available for repurchase under this repurchase authorization limit. The repurchased shares of common stock were retired.
For further information refer to Note 14. “Stockholders’ Equity” to our unaudited condensed consolidated financial statements.
Material Cash Commitments
As a result of restructuring plans, we expect to make future cash payments of approximately $0.9 million. For further information refer to Note 15. “Restructuring” to our unaudited condensed consolidated financial statements.
Except as mentioned above, there have been no significant changes in our material cash requirements from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on August 20, 2025.
Indebtedness
On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $100.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million. We were in compliance with all of the covenants as of March 31, 2026.
As of March 31, 2026, there were no outstanding borrowings under the JPMorgan Credit Facility.
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
Credit Risk
We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three and nine months ended March 31, 2026 and 2025. Clients representing in excess of 10% of our accounts receivable balance at March 31, 2026 and June 30, 2025 were zero and one, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.
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
As of March 31, 2026, we had cash and cash equivalents of $146.8 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.
As of March 31, 2026, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under this facility will accrue interest at a variable rate based on, at our election, either (a) an adjusted secured overnight financing rate (“SOFR”, as described in the Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on our total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility. For further information refer to Note 11. “Debt” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for further information on the Credit Agreement and the Security Agreement.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table summarizes the share repurchase activity under our publicly announced share repurchase program and those made outside of the publicly accounted program during the three months ended March 31, 2026 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	—	$—	—	$200,000
February 1, 2026 - February 28, 2026	2,065	$24.22	2,065	$150,000
March 1, 2026 - March 31, 2026	1,830	$27.33	1,830	$100,000
Total	3,895		3,895
(1) On August 12, 2025, the Company announced a program to repurchase up to $150.0 million of the Company’s common stock which was approved by the Board of Directors on August 7, 2025. As of March 31, 2026, there were no remaining funds authorized or available for stock repurchases under this program. On February 3, 2026, the Company announced a new program to repurchase up to $200.0 million of the Company’s common stock, which was approved by the Board of Directors on January 29, 2026. As of March 31, 2026, remaining availability under this repurchase program was $100.0 million. The program does not obligate the Company to acquire a minimum amount of shares and may be modified, suspended or discontinued at any time at the Company’s discretion. The program does not have an expiration date.
The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
Michele Murgel, our Chief People and Places Officer, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on March 12, 2026, which has an end date of November 15, 2026. Ms. Murgel’s Rule 10b5-1 Plan provides for the potential sale of up to 69,241 shares of Intapp common stock.

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

Intapp, Inc.

Date: May 5, 2026	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ David Morton
David Morton
Chief Financial Officer (Principal Financial and Accounting Officer)