Form 10-K
period 2026-06-30
Intapp, Inc.
filed 2026-08-14
CIK 1565687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on December 31, 2025, which was the last day of the registrant's most recently completed second fiscal quarter, as reported by The NASDAQ Global Select Market on such date, was $2.5 billion. Shares of the registrant’s common stock held by each executive officer, director, and holders of 5% or more of the outstanding common stock who have been deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of August 6, 2026 was 76,511,148.
DOCUMENTS INCORPORATED BY REFERENCE
Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K incorporates by reference where indicated certain sections of the definitive proxy statement for Intapp, Inc.’s 2026 Annual Meeting of Stockholders, to be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, particularly in the sections captioned “Risk Factors” under Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and “Business” under Part I, Item 1, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. References to “us,” “we,” or “our” refer to the operations of Intapp, Inc. and its subsidiaries. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, and our objectives for future operations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “confident,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy, and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:
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
iii

PART I
Item 1. Business.
Overview
Intapp is a leading global provider of AI-powered solutions for professional firms in highly regulated industries. Intapp's vertically tailored solutions are purpose-built for the specialized workflows, complex relationship networks, and professional compliance requirements of accounting, consulting, investment banking, legal, private capital, and real assets firms. By applying Firm AI to core processes and data, Intapp helps partners, dealmakers, and advisors drive firm growth, manage compliance, and improve profitability.
The accounting, consulting, investment banking, legal, private capital, and real assets industries we serve are largely comprised of elite, partner-led firms, which together form one of the largest sectors of the global economy. Firms in these industries operate in highly connected ecosystems, providing valuable expertise, insight, and advice to a broad range of companies and institutions across varied transactions and engagements. These industries are highly regulated, competitive and uniquely structured around deeply experienced partners and professionals who leverage knowledge, intellectual capital, and relationships to succeed — differing greatly from companies that sell goods and products. Firms must manage an intricate web of complex, non-linear relationships spread across various functions, processes, and personnel, while also navigating an ever-changing market and regulatory environment.
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
Our industry AI strategy leverages deep understanding of the professionals across accounting, consulting, investment banking, legal, private capital and real assets to deliver products that are tailored to address their specific business challenges. We combine our purpose-built technology with best practices that have been developed over 25 years of experience and thousands of successful deployments. Intapp's Firm AI uses a professional firm's own proprietary knowledge, relationships, and institutional context to help them achieve durable advantages in growth, client service, and profitability.
In addition to our AI strategies and solutions, we believe our deep domain expertise — gained over 25 years of operating experience — drives our competitive advantage. We have cultivated privileged, difficult-to-replicate access to the world’s leading firms, resulting in a deep understanding of how they work and what they need. Clients value our scalable platform’s differentiated domain expertise, purpose-built capabilities, comprehensive end-to-end offerings, data-driven AI insights, and industry brand. We are trusted by many of the world’s elite firms, including 97 of the Am Law 100 law firms, 17 of the top 20 accounting firms, and over 1,700 private capital, investment banking, and real assets firms.
As of June 30, 2026, we had more than 1,400 enterprise clients with contracts greater than $50,000 of annual recurring revenues (“ARR”). Our business has historically grown through a combination of expanding within our existing client base by adding additional users and capabilities, selling to new clients, and cloud migrations. With our scalable, modular cloud-based platform, we believe we are well positioned to continue our growth. Our most significant opportunity lies with the largest firms, where we see substantial expansion potential as firms continue to consolidate. We pursue growth in the number of enterprise clients, and our drivers are assets under management, revenue growth of our clients, and growth in the total number of professionals they employ.
Our Products and Platform

Firm AI
Firm AI focuses on applying AI and expert coworker agents to the business of running a professional firm — including origination, intake, conflicts, pipeline, fundraising, limited partner and client reporting, cross-sell, and the institutional knowledge and methods that distinguish one firm from another. It is not a single product, but the integrated architecture we deliver across our product suite to enable firms to run themselves at higher throughput, without proportionally increasing operational cost or weakening compliance posture.

We believe that Firm AI — which supports the operations on which a firm's growth, governance, and risk posture depend — is more impactful than practice-specific AI assistants that are used by individual users and general horizontal AI tools.

Firm AI is composed of four architectural layers, integrated and governed by Intapp Celeste, our agentic AI coworker:
•The first is a layer of expert coworker agents that execute firm playbooks — multi-step procedures that codify how a firm screens deals, clears conflicts, qualifies investors, prices engagements, vets laterals, onboards new business, and performs other repeatable methods that constitute the firm's operating model.
•The second is the firm's proprietary data and semantic understanding layer, including the Intapp Data Foundation, firm ontology, relationship graph, deal and matter history, and institutional memory, which provide the data and context on which those agents act.
•The third is a professional-compliance and trust substrate, anchored by Intapp Walls for AI, that enforces the firm's ethical walls, information barriers, independence, privilege, retention, jurisdiction, and consent posture as the default behavior of every agent and playbook.
•The fourth is a decision-tracing layer that logs each agent action with the data it saw and the rationale it applied, producing an admissible audit trail and compounding the firm's judgment and methods into a durable institutional asset.

The Firm AI architecture is operationalized across Intapp's product suite based on the same architectural foundation, which creates a coherent operating layer for the business of the firm, not a collection of disconnected AI capabilities serving individual users.
Industry Products and Solutions
Our solutions enable accounting, consulting, investment banking, legal, private capital and real assets firms and their professionals to realize the benefits of modern AI architectures for their most critical business functions — without compromising industry-specific functionality or their unique client, ethical, or regulatory obligations. Our solutions serve firms’ need for strong operational controls and compliance and are complemented by solutions that support the work of the partners and professionals that grow the firms’ fees and revenues.

•Intapp Celeste drives the Firm AI strategy and enables professionals and AI agents to work together across firm operations on a single agentic AI platform. Celeste's firm playbooks and skills deploy purpose-built agents trained on each firm's terminology, relationship structures, and decision logic to automate workflows spanning business development, intake, due diligence, and work delivery, while its no-code playbook builder allows firms to build and customize agents without writing code. Native integration with Intapp data, a firm ontology and semantic model, and institutional memory capabilities enable agents to reason over governed, permission-aware firm data — including deal history, relationship maps, and client activity — and adapt over time as the firm's workflows evolve.
•Intapp growth products enable insights across business development, client engagement, and deal management.
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

Intapp Properties enables real assets firms to manage the full investment lifecycle on a single, AI-powered, platform. Intapp Properties' deal evaluation capabilities streamline acquisition analysis with AI-driven data extraction, Geographic Information Systems mapping, and financial modeling integrations, allowing firms to assess more opportunities in less time. Its project execution tools drive on-time, on-budget delivery through automated scheduling, tracking, and workflow management, while portfolio intelligence capabilities provide live return projections and fund-level reporting to support investment decision-making across asset classes.
•Intapp’s compliance products help firms evaluate new business, onboard clients efficiently, and monitor risk throughout the business lifecycle while maintaining regulatory and ethical standards. Intapp Terms centrally stores and enforces client and vendor commitments, using AI to identify and categorize key terms of business, while Intapp Employee Compliance helps firms to track the outside business activities of employees for adherence to firm policies and regulatory requirements. Intapp Intake and Intapp Conflicts streamline new business acceptance and conflict checks with AI-powered workflows and data integrations. Intapp Walls for AI secures sensitive information and enforces access controls consistently across firm systems, maintaining confidentiality and compliance as firms adopt new technologies.
•Intapp’s profitability products leverage AI to optimize efficiency and profitability for firms. Intapp Time streamlines time capture, enhances billing accuracy, and facilitates compliance with client requirements, helping professionals track both billable and non-billable hours. Intapp Billstream automates the prebilling process, generating accurate and compliant proforma invoices that improve realization rates and accelerate the billing cycle, all while strengthening client relationships.
•Intapp’s collaboration products deliver intelligent, client-centric teamwork by integrating seamlessly with Microsoft 365, Teams, and SharePoint. Intapp Collaboration provides a unified system for managing emails, documents, chats, and tasks across service lines, supporting seamless collaboration and enhanced service delivery with robust content governance and compliance features. Intapp Workspaces further enhances Microsoft Teams by creating engagement-focused hubs tailored for professional services firms, simplifying teamwork while facilitating adherence to firm policies and risk management.
Intapp Data Foundation
Our data foundation serves as the core architecture for our suite of cloud-based, AI-driven solutions tailored to the needs of professional and financial services firms. It is engineered to securely manage, integrate, and analyze vast amounts of proprietary and third-party data, supporting advanced AI capabilities such as relationship intelligence, automated summarization, and predictive analytics. It also enables seamless connectivity between internal systems and a growing ecosystem of over 150 technology and data partners — empowering our clients to transform data into actionable insights while maintaining high standards of security and regulatory compliance.
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
Applied AI: Our foundational AI strategy
Industry-specific AI is embedded throughout our cloud platform and solutions to help firms use their vast amounts of data to optimize critical processes and make better, faster decisions. Our AI team has been delivering capabilities into our solutions for over a decade, leveraging AI technology including automation, machine learning, deep learning and generative AI. The functions span a wide range across firm operations, including strategy, business development, risk and compliance, and work execution.

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
Intapp Celeste extends these capabilities by enabling AI agents to execute multi-step workflows directly within firm operations. Celeste connects to firm systems and Intapp Data Foundation components, allowing agents to reason over governed, permission-aware data and apply firm-specific business rules — surfacing results with appropriate human review. Celeste's firm playbooks deploy purpose-built agents across functions including business development, origination, intake, compliance, and work execution, while built-in granular access controls and governance guardrails ensure agents act only on information each user is authorized to see. Supported by our scalable cloud infrastructure and partner ecosystem, Celeste reinforces Intapp's commitment to delivering secure, intelligent solutions that drive measurable results for our clients.
Industry-specific data architecture
Our data foundation includes several key data management capabilities that help firms more effectively capture and leverage their critical data using a system of record that reflects the unique operating model of our client firms. These capabilities include:
•A specialized industry graph data model: Our specialized industry data model is purpose-built to capture the complex relationships, and the specialized knowledge and experience, that are unique to the firms we serve. The platform creates “many-to-many” data linkages that connect professionals with prospective clients, investors, and target portfolio companies and assets. Our solutions leverage these linkages to provide personalized analysis and insights for each professional that reflect their unique area of specialty, such as client industry, asset class, investment strategy, geography, or transaction type.
•A low-code integration tool: Intapp Integration Service is a core capability of our platform that provides cloud-native, easy-to-use, enterprise-class integration to connect applications and data — without requiring any code. The solution helps firms overcome data silos and easily move information between systems, including within our platform. Intapp Integration Service includes more than 100 industry-specific connectors, as well as extensive built-in workflow and automation capabilities tailored to the unique needs of professional firms.
•Market intelligence in one place: Our DealCloud platform combines proprietary and third-party market data, transforming it into institutional knowledge that gives dealmakers and other professionals a competitive advantage through better market intelligence. Professionals can run complex reports, analyze industry trends, and evaluate potential synergies in the same place where they originate new business and manage relationships. With better, real-time, actionable market data, investors can source and close deals that best match their investment thesis and strategy, advisory professionals can quickly develop proprietary relationships and coverage strategies with companies that match previous transactions, and lawyers can more accurately identify white space opportunities with global clients to grow their relationships.
Intapp Cloud Infrastructure
Our modern cloud-based infrastructure is purpose-built to meet the specialized needs of the industries we serve. It is built on Microsoft Azure and provides high availability, robust data security, and seamless integration across all Intapp cloud-based products, helping firms operate efficiently while adhering to strict regulatory requirements. With advanced capabilities like multi-zone redundancy and proactive monitoring, the infrastructure delivers reliable performance and flexibility, enabling professionals to securely access critical applications and adapt to evolving business demands.
Key capabilities of our cloud infrastructure include:
•Multi-tenant architecture: Our multi-tenant architecture enables scalability, elasticity, high availability, and security and provides operational cost efficiencies. Additionally, our internal operations and analytics instrumentation aggregates and leverages client instance and tenant experience captured within our solutions to track uptime and provide clients with real-time cloud status and trust information.

•Single unified codebase: We develop and release new versions of our solutions to cloud tenants on a common release schedule, with quarterly major releases and monthly maintenance releases. We deploy upgrades rapidly to all our cloud clients. With this approach, all cloud tenants are always on the latest versions of the software and have immediate access to critical new features, bug fixes, and innovations — without the lead time and delays common with traditional on-premises upgrade cycles.
•Enterprise-grade security: In response to the security requirements of professional and financial services firms, Intapp software as a service (“SaaS”) solutions provide tenants with enterprise-grade security, data protection, and control. Intapp SaaS solutions employ identity and access controls, with data encrypted both in transit and at rest. Our platform enforces information barriers and ethical walls at the data and AI service layers, so that access controls are respected consistently across applications, integrations, and AI-generated outputs. Intapp’s cloud services comply with numerous internationally recognized standards.
•Open ecosystem and application programming interface (“APIs”): Intapp supports an open ecosystem by creating a centralized data lake and messaging service that integrates with disparate internal data sources and third-party applications and data services. By leveraging Intapp’s open representational state transfer APIs, client IT departments, other software providers, firm consultants, and partners in Intapp’s ecosystem can extend the benefits of Intapp’s platform to a broader range of business applications. Our platform also supports the Model Context Protocol (“MCP”), enabling external AI tools and agents to connect securely to Intapp data and services within our governed infrastructure.
Key Benefits of Our Solutions
•Accelerating growth and automating firm workflows with AI: Our products embed AI-driven insights across business development, client engagement, and deal management. By automating multi-step firm workflows that span data sources, business rules, and firm systems, with appropriate human oversight, and surfacing actionable intelligence, our solutions deliver measurable growth outcomes while reducing the manual coordination burden on professionals and operations teams.
•Streamlining operations for improved efficiency: Our products automate repetitive tasks and connect disparate systems, eliminating bottlenecks and reducing manual errors. By centralizing data and workflows, our solutions allow teams to manage complex processes efficiently — freeing professionals to focus on strategic initiatives and supporting scalable growth as firms expand.
•Strengthening risk management and compliance: Our products are engineered with robust risk and compliance features at their core. From client onboarding to ongoing monitoring, our solutions help firms stay ahead of regulatory requirements and mitigate potential risks. Predictive analytics and real-time alerts empower proactive management, safeguarding reputation and client trust.
•Enabling trustworthy AI within firm governance requirements: Our platform is designed so that AI-generated outputs inherit the same access controls, information barriers, and compliance rules that govern the underlying data. Professionals can use AI assistance with results sourced only from data they are authorized to see — meeting the confidentiality and conflict obligations unique to professional and financial services firms.
•Optimizing time and resource tracking: Our products support efficient time capture, resource allocation, and project delivery, helping firms maximize productivity and profitability. By streamlining time entry, billing, and operational compliance, these tools enable professionals to focus on delivering value to clients while maintaining accurate records and supporting business objectives.
•Data-driven intelligence powered by our data foundation: Our data foundation unifies and secures data across systems, enabling advanced analytics and machine learning to transform raw information into actionable insights. This architecture supports relationship intelligence, market trend analysis, and rapid decision-making, giving firms a competitive edge in fast-moving markets.
•Secure, scalable cloud infrastructure for future growth: Our cloud-based products deliver secure, reliable, scalable technology that adapts to evolving business needs. With enterprise-grade security, seamless integration with partners, and continuous updates, our products help to reduce IT complexity and support ongoing innovation.

Growth Strategies
•Capitalize on the generational change in work driven by AI: Driven by the rapid advancement of generative and agentic AI, demand for our AI-powered solutions is increasing. Intapp Celeste represents a significant step in this strategy — enabling firms to execute multi-step workflows across data sources and business rules at a level beyond individual task assistance. Our AI strategy expands the value of our cloud offerings by incorporating these advancements to help clients solve the practical and unique business challenges of professional and financial services firms.
•Grow and move upmarket into the enterprise sector: We are addressing a large, underserved market of firms with high demand for the capabilities we offer and are strategically expanding our focus to include larger enterprise clients. These clients face increasingly complex operational, regulatory, and client demands — and we believe our platform is uniquely positioned to support their needs. We will continue to invest in our sales and marketing force to target new client opportunities and grow our enterprise client base. Additionally, moving upmarket complements our existing client acquisition strategy and enables us to deliver greater value through broader deployments and deeper integrations.
•Expand within our existing client base: We have deep, longstanding, trust-based relationships with our clients. Our land-and-expand model generates multi-year growth within our client base, with client lifetimes often spanning more than a decade. Clients typically adopt one of our solutions to address a specific use case, then expand their use by adopting more solutions, adding more users, and deploying to other parts of their organization over time.
•Continue to lead the market shift to the cloud: Mission-critical applications are increasingly being delivered more reliably, securely, and cost-effectively via the cloud. This move is driven in part by the needs of the next generation of professionals, who require real-time collaboration and access to valuable data from anywhere, anytime, on any device. As cloud technologies become the industry standard, accelerated adoption of additional cloud capabilities will continue to increase across firms. We believe we are a leader in the adoption cycle of cloud-based solutions by professional and financial services firms.
•Add new solutions to our platform: We plan to continue investing in our research and development team to enhance the functionality and breadth of our current solutions, as well as to develop and launch new solutions to address the evolving needs of our clients. In particular, we are continuing to invest resources in extending our AI and data science capabilities to better connect people, processes, and data.
•Broaden our geographical reach: We believe there is a significant need for our solutions on a global basis and, accordingly, opportunity for us to grow our business through further international expansion. We regularly analyze trends across the global market to identify areas for successful expansion and prioritize our investment to maximize our opportunity. We will continue to broaden our global footprint and intend to establish a presence in additional international markets.
•Serving new and adjacent markets: We believe that there is commonality between the industries we serve: accounting, consulting, investment banking, legal, private capital, and real assets. They all operate in complex, highly connected ecosystems, and provide valuable expertise, insight, and advice across varied transactions and engagements. As we move further into these industries and continue to develop our solutions, we have uncovered additional markets that would benefit from the use of our solutions. As such, corporate legal and corporate development teams are new growth opportunities for us, as lawyers, investment bankers, and private capital professionals move to these teams and bring their expertise with our solutions with them.
•Selectively pursue strategic transactions: We have successfully completed 12 acquisitions over the past 14 years that have allowed us to enhance our platform, add new technology capabilities, and address new client industries. For example, in fiscal year 2025, we completed an acquisition of TermSheet, a software provider to real estate teams. Bringing together Intapp DealCloud and TermSheet, now Intapp Properties, creates a strong team of industry experts and will deliver a powerful operating system tailored to the complex needs of the commercial real estate industry. We will continue to evaluate acquisition opportunities that will help us extend our market leadership and client reach.
•Foster a growing partner ecosystem: We have a growing partner ecosystem that includes a range of strategic, technology, data, services, and implementation partners. Intapp’s partner program expands the value we bring to clients by increasing access to trusted technology, data, and service providers that grow clients’ businesses and drive innovation. Our partnership with Microsoft continues to deliver value in the form of joint innovation, joint marketing, and increased sales via the Azure Marketplace and the ability for clients to purchase our solutions using their Microsoft Azure consumption commitments.

Our Clients
Intapp is a leading global provider of AI-powered solutions for professionals at the world’s premier accounting, consulting, investment banking, legal, private capital, and real assets firms. Globally, thousands of clients, including 97 of the Am Law 100 law firms, 17 of the top 20 accounting firms, and over 1,700 private capital, investment banking, and real asset firms rely on Intapp solutions to help activate their collective knowledge, navigate complex relationships, and drive growth. As of June 30, 2026, we had more than 1,400 enterprise clients with contracts greater than $50,000 of ARR. This number is up from 1,275 clients at the end of fiscal year 2025, representing a 10% increase.
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
We have a growing partner ecosystem that includes specialized implementation and advisory services, integrations with leading data providers, and technology and Independent Software Vendor partnerships, including our strategic alliance with Microsoft. Together with our partners, we generate increased value for our clients and broaden our reach and capabilities across key markets. Across our entire ecosystem, we now have more than 150 data, technology and services and implementation partners.
Our marketing efforts are focused on generating awareness of our solutions, creating sales leads, establishing and promoting our brand, showcasing our thought leadership, and cultivating a community of loyal clients and users. We utilize both online and offline marketing initiatives, including events and industry trade shows, online advertising, webinars, blogs, corporate communications, white papers, and case studies. We cultivate a community of our executive level buyers and influencers through our advisory board program.
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
We support our clients with access to engineers, other technical support personnel, release management, and managed services. To help our clients achieve success with Intapp, we offer in-depth change management workshops, classroom and virtual end-user and administrator training, consultative adoption services, and best practices. We view our clients’ success as a cornerstone of our business model and philosophy, and are organized to measure, monitor, and deliver high levels of client satisfaction.
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
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new technologies, features, and functionalities. Our research and development team is responsible for the design, architecture, testing, and quality of our solutions. We focus our efforts on enhancing our existing solutions and developing new solutions for our clients.

Our research and development teams are primarily located in Belfast, Northern Ireland; Palo Alto, California; Lisbon, Portugal; Charlotte, North Carolina; Berlin, Germany; and London, U.K. We also utilize a substantial number of independent contractors and consultants working in research and development throughout the world.
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
We believe we provide employees with a unique opportunity to develop and sell world-class solutions within a specific industry. Intapp offers our developers an opportunity to build important solutions that can become the standard in the accounting, consulting, investment banking, legal, private capital, and real assets industries, while enabling sales personnel to sell a growing portfolio of solutions to a focused, deep set of firms. We believe that this unique opportunity will allow us to continue to attract top talent for our product development and sales efforts.
As of June 30, 2026, we had 1,340 full-time employees.
Our employees are primarily located in the U.S. and the U.K. We also utilize independent contractors, brokers, and consultants, including a substantial number of developers working in research and development. None of our employees are represented by a labor union or are a party to a collective bargaining agreement, and we consider our relationship with our employees to be strong.
Competition
The accounting, consulting, investment banking, legal, private capital, and real assets industries are highly competitive and subject to rapid technological change and emergence of new solutions. We compete with a wide range of established and emerging providers, including legacy systems, horizontal platforms, and specialized vertical solutions. Our success depends on our ability to deliver superior business outcomes through innovative, industry-specific products that address the unique challenges of accounting, consulting, investment banking, legal, private capital, and real assets firms.
We believe that the principal competitive factors in our industry include the following:
•Deep domain experience and long-term, trusted relationships;
•Product innovation, quality, functionality, and design;
•Solutions that are purpose-built for this industry;
•Platform solutions that are complete, end-to-end solutions across the relationship lifecycle;
•Solutions from other AI-native and emerging startups, that enable connectedness of key data and processes through the use of AI, including generative and agentic AI;
•A track record of delivering value consistently over time;
•A strong commitment to security and privacy; and
•Brand reputation and name recognition in the industry.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality and invention assignment agreements, to protect our intellectual property rights. Our patents cover various aspects of Intapp's solutions. The term of individual patents depends on the legal term for patents in the countries in which they are granted. We believe the duration of our patents is adequate relative to the expected lives of our product and service offerings. There is no active patent litigation involving any of our patents, and we have not received any notices claiming that our activities infringe a third-party’s patent.
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
Available Information
The Securities and Exchange Commission (“SEC”) maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our website address is www.intapp.com. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our Proxy Statement for our annual meeting of stockholders. We make available on our website at www.intapp.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations webpage under the heading “Governance.” Information contained on, or that can be accessed through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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
Risk Factors Summary
Below is a summary of material factors that make an investment in our common stock speculative or risky:
•If our solutions or third-party cloud providers or sub-processors experience data security breaches, and there is loss, theft, misuse, unauthorized disclosure or unauthorized access to our clients’ data, we may lose current or future clients, our reputation and business may be harmed, and we may be subject to governmental inquiries or investigations and a risk of loss or liability.
•Most of our revenues are generated by sales to clients in the accounting, consulting, investment banking, legal, private capital and real assets industries, and factors, including downturns in U.S. and global markets and economic conditions, that adversely affect these industries could also adversely affect our business.
•We are continuing to expand our SaaS solutions to incorporate recent innovations in AI and these initiatives may not be successful, which may adversely affect our business, results of operations and financial condition, and may also result in reputational harm and liability.
•If the market for SaaS solutions, including those with agentic AI and generative AI capabilities, for accounting, consulting, investment banking, legal, private capital and real assets industries develops slower than we expect or declines, it could have a material adverse effect on our business, financial condition and results of operations.
•Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.
•We have a history of losses and may not achieve or maintain profitability in the future.
•Our business depends on clients renewing and expanding their subscriptions for our solutions. A decline in our client renewals and expansions could harm our future results of operations.
•Because we recognize subscription revenues ratably over the term of the agreements, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance.
•Our sales cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenues.
•If we are unable to develop, introduce and market new and enhanced versions of our solutions, we may be put at a competitive disadvantage and our operating results could be adversely affected.
•If we are unable to develop or sell our solutions into new markets or to further penetrate existing markets, our revenues will not grow as expected, and if our established solutions fail to satisfy client demands or maintain market acceptance, our operating results could be adversely affected.
•We compete in highly competitive markets, and if we do not compete effectively, our business, results of operations, and financial condition could be negatively impacted and cause our market share to decline.
•We may continue to expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs, and dilution to our stockholders.
•If we fail to effectively manage our growth, our business and results of operations could be harmed.
•Our solutions address functions within the heavily regulated accounting, consulting, investment banking, legal, private capital and real assets industries, and our clients’ failure to comply with applicable laws and regulations could subject us to litigation.
•Our solutions or pricing models may not accurately reflect the optimal pricing necessary to attract new clients and retain existing clients as the market matures.

•Our loan and security agreement provides our lender with a first-priority lien against substantially all of our assets and contains restrictive covenants which could limit our operational flexibility and otherwise adversely affect our financial condition.
•Our ability to sell and renew our solutions is dependent in part on the quality of our implementation services and technical support services and the implementation services provided by our partners, and our failure to offer high-quality implementation services or technical support services or our partners’ failure to offer high-quality implementation services could damage our reputation and adversely affect our ability to sell our solutions to new clients and renew agreements with our existing clients.
•Real or perceived errors or failures in our solutions may affect our reputation, cause us to lose clients and reduce sales which may harm our business and results of operations.
•Changes in laws, regulations, or guidance issued by supervisory authorities relating to privacy or the protection or transfer of personal data or AI, or any actual or perceived failure by us to comply with such laws, regulations, or guidance, could adversely affect our business and could subject us to liability, fines and reputational harm.
•Assertions against us, by third parties alleging infringement or other violation of their intellectual property rights, could result in significant costs and substantially harm our business and results of operations.
•Failure to protect our intellectual property could substantially harm our business and results of operations.
•We and our clients rely on technology and intellectual property of third parties, and any errors or defects in, or any unavailability of, such technology and intellectual property could limit the functionality of our solutions and disrupt our business.
•We agree to indemnify clients and other third parties, which exposes us to substantial potential liability.
•If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.
•If the ownership of our common stock continues to be highly concentrated, it may prevent other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
•The market price and trading volume of our common stock has been and may continue to be volatile, which could result in rapid and substantial losses for our stockholders.
•Future offerings of debt or equity securities by us may materially adversely affect the market price of our common stock.
•The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.
•We cannot guarantee that our stock repurchase program will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of the trading price of our common stock.
•We may be adversely affected by natural disasters, pandemics or other public health emergencies, other catastrophic events and terrorism that could disrupt and harm our business, results of operations, and financial condition.
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
Our business involves the processing, storing and transmission of increasingly large amounts of confidential and sensitive information that our clients and potential clients in the accounting, consulting, investment banking, legal, private capital and real assets industries maintain and access. We and our third-party cloud providers and sub-processors face a variety of evolving threats that could cause data security breaches, including cyberattacks, which may be heightened by the proliferation of artificial intelligence. Also, companies that provide software solutions to clients in the legal and investment banking industries, like us, may face heightened cybersecurity risks.

While we have developed and implemented measures designed to protect client information and prevent security breaches and our cloud services comply with numerous internationally recognized standards if our security measures are breached or unauthorized access to client data is otherwise obtained, our solutions may be perceived as not being secure; clients, especially those in the accounting, consulting, investment banking, legal, private capital and real assets industries, may reduce the use of or stop using our solutions, and we may incur significant liabilities.
Our solutions involve the storage and transmission of data, in some cases to third-party cloud providers, which may include personal data, and security breaches, including at third-party cloud providers, could result in the loss, theft, misuse, unauthorized disclosure of and unauthorized access to this information, which in turn could result in governmental inquiries or investigations, litigation, breach of contract claims, indemnity obligations, reputational damage and other liability for our company. Despite the measures that we have or may take, our infrastructure will be potentially vulnerable to physical or electronic break-ins, ransomware attacks, computer viruses, malicious code embedded in or other compromise of open source software (“OSS”) utilized by us or our clients, insider threats (including due to personnel misconduct, error or malicious activity) or similar problems, and in the case of third-party cloud providers or OSS distributors, may be outside of our control. As AI technologies, including generative AI models and new frontier model large language models, continue to develop rapidly, bad actors have been using and may continue to use these technologies to improve their identification of vulnerabilities and create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. If a person circumvents our security measures, that person could misappropriate proprietary information or disrupt or damage our operations.

As our business grows, the number of individuals using our products, as well as the amount of information we collect and store, is increasing, and our brands are becoming more widely recognized, which makes us a greater target for malicious activity. Risk of cyberattacks including ransomware, continues to grow as cybersecurity threats become more sophisticated and complex and geopolitical tensions or conflicts, may create a heightened risk of cyberattacks. Like most companies that provide cloud-based software solutions, we are, in the normal course of business, the target of malicious cyberattack attempts. We have acquired and continue to acquire companies whose systems may contain cybersecurity vulnerabilities and/or unsophisticated security measures, which may expose us to cybersecurity, operational and financial risk. Although, to date, such identified attempts have not resulted in security events that are material to us, including to our reputation or business operations, or had a material financial impact, there can be no assurance that future cyberattacks will not be material. Security breaches that result in access to confidential information could damage our reputation and subject us to a risk of loss or liability. We may be required to make significant expenditures to remediate security breaches or significant additional expenditures to protect against security breaches. Additionally, if we are unable to adequately address our clients’ concerns about security, we may have difficulty selling our solutions.
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
Although we have developed systems and processes that are designed to protect client information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security. In addition, we may have to introduce such protective systems and processes to acquired companies, who may not correctly implement them at first or at all. Any or all of these issues could negatively impact our ability to attract new clients or to increase engagement by existing clients, could cause existing clients to elect not to renew their subscription arrangements or term licenses, could result in operational disruptions or could subject us to third-party lawsuits, regulatory fines or other action or liability, thereby adversely affecting our results of operations.
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
We have an AI strategy to further expand and embed industry-specific AI throughout our solutions and have launched Intapp Celeste, our agentic AI coworker, to help our clients more effectively use their data to manage risk, enhance efficiency and improve operations. While we have made, and expect to continue to make, investments in the continued development of AI capabilities, adoption of fast changing AI technology presents risks, challenges and potential unintended consequences. Also, the markets for our solutions and services are rapidly evolving and are highly competitive, and many of our competitors are also incorporating AI into their products. Competing firms may be able to develop and embed AI in their products more quickly and successfully than we can. If our competitors are better able to incorporate AI in their products and we are unable to compete effectively with them, our business, results of operations and financial condition could be adversely affected. Additionally, as AI capabilities continue to evolve, our clients and potential clients may leverage AI to develop their own solutions, including AI agents, that could adversely affect our business and results of operations. While we believe that the market for AI in SaaS solutions for the accounting, consulting, investment banking, legal, private capital and real assets industries is growing, if the market for AI in these solutions develops more slowly than we expect or declines, our business, results of operations and financial condition could be adversely affected.

Our AI capabilities include, among other things, automation, machine learning, deep learning, generative AI and agentic AI. Many of our products are powered by AI and machine learning, some of which include the use of large language models, generative AI and agentic AI. Some of the known risks of generative and agentic AI currently include accuracy, bias, toxicity, privacy, and security and data provenance. For example, AI technologies may use algorithms, data sets, or training methodologies that may be flawed or otherwise contain deficiencies and may create content that is factually inaccurate or flawed or contains copyrighted or otherwise protected materials which, if used by our clients, could result in a negative impact to our reputation, competitive harm and liability for our company. Developing, testing and deploying AI systems may also increase the cost of our offerings. The AI capabilities of our platform and solutions could potentially have actual or perceived impacts on privacy, employment and civil rights. Our failure to adequately address legal risks relating to AI in our platform and solutions could result in litigation regarding, among other things, intellectual property, privacy, employment, civil rights and other claims that could result in liability for our company. Countries are applying their data protection laws to AI, particularly generative AI, and are considering legal frameworks on AI. For example, the European Union’s Artificial Intelligence Act (the “EU AI Act”), which was formally adopted in 2024, which is gradually coming into effect, prohibits certain AI applications and systems with unacceptable risk and imposes additional requirements on the use of other high-risk or limited-risk AI applications or systems, which may require the implementation of additional quality assurance controls and measures. Intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. The introduction of AI technologies, including generative and agentic AI, into new or existing products could result in a failure or perceived failure to comply with such legal requirements and may also result in new or increased governmental or regulatory scrutiny, which could result in regulatory action and liability. Additionally, actions taken by our clients and employees, including through the use or misuse of our products or new technologies for illegal activities or improper information sharing, may result in reputational harm or possible liability. The use of our AI capabilities could raise ethical or social concerns and our failure to adequately address these concerns or the failure of our competitors, clients or other end users to do so could negatively impact our brand and reputation.
If the market for SaaS solutions, including those with agentic AI and generative AI capabilities, for accounting, consulting, investment banking, legal, private capital and real assets industries develops slower than we expect or declines, it could have a material adverse effect on our business, financial condition and results of operations.
While the market for SaaS solutions, including those with agentic AI and generative AI capabilities, for the accounting, consulting, investment banking, legal, private capital and real assets industries is growing, it is uncertain whether Intapp Celeste, our agentic AI coworker, our solutions with generative AI capabilities and our other offerings, will achieve and sustain high levels of client demand and market acceptance, particularly in the accounting, consulting, investment banking, legal, private capital and real assets industries. Many accounting, consulting, investment banking, legal, private capital and real assets firms use on-premises software applications, including some who have invested substantial resources to integrate a variety of point solutions into their organizations to address one or more specific business needs and, therefore, may be reluctant to switch to SaaS solutions. Our success substantially depends on the adoption of cloud computing and agentic AI and generative AI solutions in the accounting, consulting, investment banking, legal, private capital and real assets industries, which may be affected by, among other things, the widespread acceptance of cloud computing, SaaS solutions and agentic and generative AI solutions in other industries and in general. Market acceptance of our solutions with AI capabilities and our other offerings may be affected by a variety of factors, including but not limited to: price, security, reliability, performance, client preference, public concerns regarding privacy and the enactment of restrictive laws or regulations. It is difficult to predict client adoption rates and demand for our SaaS solutions, the future growth rate and size of the agentic AI, generative AI and cloud computing markets or the entry of other competitive applications. If we or other providers of cloud-based computing in general, and in the accounting, consulting, investment banking, legal, private capital and real assets industries in particular, experience security incidents, loss of client data, disruptions in delivery, or other problems, the market for cloud computing applications and agentic AI and generative AI solutions as a whole, including our SaaS solutions, may be negatively affected. If there is a reduction in demand for cloud computing caused by a lack of client acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and solutions, reductions in corporate spending or other reasons, it could have a material adverse effect on our business, financial condition, and results of operations.

Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.
We have been growing rapidly over the last several years, and as a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Our recent and historical growth should not be considered indicative of our future performance. In future periods, our revenues and related financial metrics could grow more slowly than in recent periods or decline for a number of reasons, including any reduction in demand for our solutions, increase in competition, limited ability to, or our decision not to, increase pricing, or our failure to capitalize on growth opportunities or if any of the other risks described herein were to materialize. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in new and rapidly changing markets. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business would suffer.
We have a history of losses and may not achieve or maintain profitability in the future.
In fiscal years 2026, 2025 and 2024, we incurred net losses. We must generate and sustain higher revenue levels in future periods to become profitable, and even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the near term as we intend to continue to invest in product development, sales and marketing programs and acquisitions to support further growth. We expect to also incur increased general and administrative expenses associated with our growth, including costs related to internal systems and operating as a public company.
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
Our solutions are provided on a subscription basis, with subscription terms typically varying from one to three years. Although most of our client subscriptions automatically renew at the end of their terms, our clients do have the opportunity to cancel their subscriptions prior to such renewals. Clients may elect to renew their subscriptions on a shorter subscription length or may elect not to renew their subscriptions on conclusion of the terms on relatively short notice. The loss of business from clients, including from cancellations, could seriously harm our business, results of operations and financial condition. Historical data with respect to rates of client renewals, upgrades and expansions of our solutions, may not accurately predict future trends in client renewals, upgrades and expansions of our solutions. Our clients’ renewal, upgrade and expansion rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our solutions and implementation services, the prices of the solutions and the quality of the implementation services offered by our competitors or reductions in our clients’ spending levels due to the macroeconomic environment or other factors. If our clients do not renew their subscriptions for our solutions or renew on less favorable terms, or otherwise do not upgrade or expand their use of our solutions, our revenues may decline or grow more slowly than expected and our profitability will be harmed.

Because we recognize subscription revenues ratably over the term of the agreements, a significant downturn in our business may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance.
We generally recognize subscription revenues ratably over the duration of the contract for our SaaS solutions, which typically range from one to three years. As a result, a substantial majority of our quarterly revenues from our solutions are generated from contracts entered into during prior periods. Consequently, a decline in new contracts in any quarter may not affect our results of operations in that quarter but could reduce our revenues from our subscription solutions in future quarters. Additionally, the timing of renewals or non-renewals of a contract during any quarter may only affect our financial performance in future quarters. For example, the non-renewal of a contract late in a quarter will have minimal impact on revenues from our subscription solutions for that quarter but will reduce such revenues in future quarters. Accordingly, the effect of significant declines in sales of our solutions may not be reflected in our short-term results of operations, which would make these reported results less indicative of our future financial results. By contrast, a non-renewal occurring early in a quarter may have a significant negative impact on revenues from our subscription solutions for that quarter and we may not be able to offset a decline in such revenues with revenues from new contracts entered into in the same quarter. In addition, we may be unable to adjust our costs in response to reduced revenues from our subscription solutions. These factors may cause significant fluctuations in our results of operations and cash flows, may make it challenging for an investor to predict our performance and may prevent us from meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline.
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
Our ability to attract new clients and increase revenues from our existing clients depends, in part, on our continued ability to enhance the functionality of our existing solutions by developing, introducing, and marketing new and enhanced versions of our solutions that address the evolving needs of our clients and changing industry standards. Because some of our solutions are complex and require rigorous testing, development cycles can be lengthy and can require months or even years of development, depending upon the solution and other factors. As we expand internationally, our products and services must be modified and adapted to comply with regulations and other requirements of the countries in which our clients do business.
Additionally, market conditions, including pressure on clients from end users relating to mobile computing devices and speed of delivery, may dictate that we change the technology platform underlying our existing solutions or that new solutions be developed on different technology platforms, potentially adding significant time and expense to our development cycles. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses.

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
Our ability to increase revenues will depend, in large part, on our ability to further penetrate our existing markets and to attract new clients, as well as our ability to generate subscription renewals from existing clients and to increase sales from existing clients who do not utilize all of our solutions. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, adaptation to new industry standards that our solutions address and technological changes, the ability to maintain and to develop relationships with third parties and the ability to attract, retain and effectively train sales, services, support and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenues. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solutions to become obsolete. Any new markets in which we attempt to sell our solutions, including new countries or regions, may not be receptive or sales cycles may be delayed due to pandemics or other public health emergencies, political instabilities and the global economic downturn. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet changing consumer demands and industry standards, as well as our ability to assure that our clients will be satisfied with our existing and new solutions. If we are unable to sell our solutions into new markets or to further penetrate existing markets, or to increase sales from existing clients by selling them additional software and services, our revenues will not grow as expected, which would have a material adverse effect on our business, financial condition, and results of operations.
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
The markets for our solutions and services are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include large solution providers that focus on one or more point solutions, legacy systems, and manual processes or internally built technology solutions developed by or for our clients, new or emerging entrants seeking to develop competing technologies, including those with AI and generative and agentic AI capabilities, and well-established horizontal solution providers that provide broad solutions across multiple industries. Specifically, we compete from time to time with large software companies and large companies with AI solutions. The competitors we face in any sale may change depending on, among other things, the line of business, functional or regional group or department purchasing the solution, the solution being sold, the geography in which we are operating and the size of the client to which we are selling.
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
Our industry is evolving rapidly and we anticipate the market for solutions will become increasingly competitive as our current and potential clients move a greater proportion of their data and computational needs to the cloud or to future generation technologies. New competitors may emerge that offer services either comparable or better suited than ours to address the demand for such solutions, which could reduce demand for our offerings. Moreover, as we continue to build AI capabilities into many of our offerings, we face more competition as AI technologies are increasingly integrated into the markets in which we compete. Our competitors may be able to incorporate AI capabilities into their offerings more efficiently or successfully than we are able to and achieve greater and faster adoption. Continuing intense competition, including with respect to AI-related offerings, could result in increased pricing pressure, increased sales and marketing expenses, increased expenses associated with personnel and third-party services and greater investments in research and development, each of which could negatively impact our profitability. In addition, the failure to increase, or the loss of market share, would harm our business, results of operations, financial condition, and/or future prospects.
We may continue to expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs, and dilution to our stockholders.
We expect to continue to grow, in part, by making targeted acquisitions and strategic investments. Our business strategy includes the potential acquisition of shares or assets of, or alliances with companies with software, technologies or businesses complementary to ours, both domestically and globally. For example, in recent years, we have completed various acquisitions. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity.

In particular, we may fail to assimilate or integrate the businesses, technologies, services, products, personnel or operations of the acquired companies, retain key personnel necessary to favorably execute the combined companies’ business plan, or retain existing clients or sell acquired products to new clients. Additionally, the assumptions we use to evaluate acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to privacy, environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. Further, the rapid evolution of artificial intelligence and its impact on the broader technology landscape may increase the complexity of evaluating acquisition opportunities and durability of a target's technology and competitive position. As a result, we may not achieve some or any of the benefits, including anticipated synergies or accretion to earnings, that we expect to achieve in connection with our acquisitions, or we may not accurately anticipate the fixed and other costs associated with such acquisitions, or the business may not achieve the performance we anticipated, which may materially adversely affect our business, prospects, financial condition, results of operations, and cash flows, as well as our stock price. Further, if we fail to achieve the expected synergies from our acquisitions and alliances, particularly if business performance declines or expected growth is not realized, we may experience impairment charges with respect to goodwill, intangible or other long-lived assets. Any future impairment of our goodwill or intangible or other long-lived assets could have an adverse effect on our financial condition and results of operations.
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
We have experienced, and may continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We operate globally, sell our services to thousands of clients in more than 55 countries, and have employees and contractors in the Americas, Europe and Asia Pacific. We plan to continue to expand our international presence in the future, which will place additional demands on our resources and operations. Additionally, we continue to increase the breadth and scope of our solutions, including solutions with agentic AI or generative AI capabilities, and our operations and we continue to develop our partner network.
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
As the market for our solutions matures, or as competitors introduce new solutions that compete with ours, we may be unable to attract new clients at the same price or based on the same pricing models as we have used historically. We price our solutions based on an enterprise size basis with enterprise-wide access to our solutions or based on the number of individual users, and therefore, pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenues. We have launched Intapp Celeste, our agentic AI coworker and continue to develop solutions with agentic AI or generative AI capabilities and may consider other pricing arrangements for AI solutions, including consumption-based pricing and subscription-based flexible pricing model. These pricing strategies for enterprise clients for our existing and future service offerings, including our AI offerings such as Intapp Celeste, may not be widely accepted by new or existing clients. Further, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business, results of operations, and financial condition. In the future, we may be required to reduce our prices or develop new pricing models, which could adversely affect our revenues, gross margin, profitability, financial position, and cash flow.
Our loan and security agreement provides our lender with a first-priority lien against substantially all of our assets and contains restrictive covenants which could limit our operational flexibility and otherwise adversely affect our financial condition.
On July 7, 2026, we entered into a credit agreement among the Company, the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent, which provides for a five-year senior secured revolving credit facility. Our loan and security agreement under our revolving credit facility contains a number of covenants that limit our ability to incur debt, grant liens, make acquisitions, undergo a change in control, make investments, make certain dividends or distributions, repurchase or redeem stock, dispose of or transfer assets, and enter into transactions with affiliates. Our loan and security agreement is secured by substantially all of our assets. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions. Additionally, if we incur debt under the facility in the future, our obligations to repay principal and interest on our indebtedness make us vulnerable to economic or market downturns. As of July 7, 2026, we had no outstanding loan balance under this facility.
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

Our ability to sell and renew our solutions is dependent in part on the quality of our implementation services and technical support services and the implementation services provided by our partners, and our failure to offer high-quality implementation services or technical support services or our partners’ failure to offer high-quality implementation services could damage our reputation and adversely affect our ability to sell our solutions to new clients and renew agreements with our existing clients.
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
Once our solutions are implemented and integrated with our clients’ existing IT investments and data, our clients may depend on our technical support services to resolve any issues relating to our solutions. High-quality support is critical for the continued successful marketing and sale of our solutions and renewal of contracts. In addition, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Many enterprise clients require higher levels of support than smaller clients. If we fail to meet the requirements of our larger clients, it may be more difficult to sell additional solutions and implementation services to these clients, a key group for the growth of our revenues and profitability. The implementation, provision and support of our solutions also create the risk of significant liability claims against us. Our subscription arrangements with our clients contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability, or injunctive relief resulting from such claims, could harm our results of operations and financial condition.
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
As with all software solutions, undetected errors or failures may exist or occur, especially when solutions are first introduced or when new versions are released, implemented or integrated into other systems. Our software solutions are often installed and used in large-scale computing environments with different third-party applications operating systems, system management software and equipment and networking configurations and are increasingly incorporating generative and agentic AI, which may cause errors or failures in our solutions or may expose undetected errors, failures, or bugs in our solutions. Despite testing by us, we may not identify all errors, failures, or bugs in new solutions or releases until after commencement of commercial sales or installation. In the past, we have discovered errors, failures, and bugs in some of our solutions after their introduction. We may not be able to fix errors, failures, and bugs without incurring significant costs or an adverse impact to our business. We believe that our reputation and name recognition are critical factors in our ability to compete and generate additional sales. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions and services. The occurrence of errors in our solutions or the detection of bugs by our clients may damage our reputation in the market and our relationships with our existing clients, and as a result, we may be unable to attract or retain clients. Any of these events may result in the loss of, or delay in, market acceptance of our solutions, which could seriously harm our sales, results of operations, and financial condition.
Changes in laws, regulations, or guidance issued by supervisory authorities relating to privacy or the protection or transfer of personal data or AI, or any actual or perceived failure by us to comply with such laws, regulations, or guidance, could adversely affect our business and could subject us to liability, fines and reputational harm.
Data protection and privacy legislation, enforcement and policy activity are rapidly expanding in the United States and around the world and creating a complex compliance environment and the potential for high profile negative publicity in the event of any noncompliance or data breach. We are subject to many privacy and data protection laws and regulations in the United States and around the world, some of which place restrictions on our ability to process and store personal data across our business. For example, in Europe Regulation (EU) 2016/679 (GDPR) imposes requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, rights which may be exercised by individuals, the security and confidentiality of personal data, and notifications in the event of data breaches and use of third-party processors. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of the worldwide revenues or 20 million euros, whichever is greater. Despite the U.K.’s exit from the E.U., the U.K. still also has laws equivalent to the GDPR/EU data protection laws. We may experience hesitancy, reluctance, or refusal by European or multi-national clients to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such clients may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessity or may require that our employees who are providing services to them be based in the European Union/U.K. which could increase our costs in providing such services. Uncertainty about compliance with the GDPR and EU data protection laws remains, with the possibilities that data protection authorities located in different EU Member States may interpret GDPR differently, or requirements of national laws may vary between the EU Member States, or guidance on GDPR and compliance practices may be often updated or otherwise revised. Any of these events will increase the complexity and costs of processing personal data in the U.K. or European Economic Area or concerning individuals located in the U.K. or European Economic Area (“EEA”).

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
The CCPA imposes requirements relating to how companies may collect, use and process personal information relating to California residents. The CCPA establishes a privacy framework for covered businesses such as ours by, among other things, creating an expanded definition of personal information, establishing new data privacy rights for California residents and creating a new and potentially severe statutory damages framework for violations of the CCPA, as well as potentially severe statutory damages and private a right of action against businesses that suffer a data security breach due to their violation of a duty to implement reasonable security procedures and practices. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, in November 2020, California voters adopted the CPRA, which enhances and strengthens regulatory requirements and individual protections that currently exist under the CCPA. Since the CPRA took effect in January 2023, the California Privacy Protection Agency (“CPPA”) completed formal rulemaking activities to update existing CCPA regulations, implement regulations for certain businesses to conduct risk assessments and conduct annual cybersecurity audits, taking effect subject to a phased compliance timeline. Numerous other states have enacted or are considering enacting similar privacy laws, further complicating our privacy compliance obligations through the introduction of increasingly disparate requirements across the various U.S. jurisdictions in which we operate. Congress is also considering legislation that may preempt some or all of such U.S. state privacy laws, but which may also provide a more expansive private right of action for privacy claims than exists under current state laws. Further, privacy class actions in the United States are on the rise, with cases being filed based on pre-digital age state and federal laws. The evolving complexity of privacy and data security legislation in the United States may complicate our compliance efforts and further increase our risk of regulatory enforcement, penalties and litigation. The uncertainty and changes in the requirements of California and other jurisdictions, including potential federal legislation regarding data privacy that may impose requirements and potentially preempt state data privacy rules, may increase the cost of compliance, restrict our ability to offer services in certain locations or subject us to sanctions by national, regional, state, local and international data protection regulators, all of which could harm our business, results of operations or financial condition.
Although we take reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest human and technology resources into data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. Data protection laws and requirements may also be enacted, interpreted or applied in a manner that creates inconsistent or contradictory requirements on companies that operate across jurisdictions. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. For example, the European Union’s Data Act (the “EU Data Act”), which took effect in September 2025, expands data access and exportability rights to users based in the EU. Additionally, for example, we may find it necessary to establish alternative systems to maintain personal data originating from the European Union in the European Economic Area, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Data protection legislation and regulatory and contractual requirements could hamper our ability to use data to train our artificial intelligence algorithms. Any inability to adequately address privacy concerns in connection with our solutions, or to comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer our solutions.

Further, countries are applying their data protection laws to AI, and particularly generative and agentic AI, and the regulatory framework for AI is rapidly evolving as many federal, state and foreign government bodies and agencies have enacted or are currently considering laws and regulations governing AI. Additionally, existing laws and regulations may be interpreted or enforced in ways that would affect our use of AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations or standards, or the market perception of their requirements, may have on our business or how we will respond to these laws or regulations. In the U.S., states have enacted various laws regulating different aspects of AI. Additionally, the EU AI Act, which is gradually coming into effect, establishes a comprehensive, risk-based governance framework within the EU. These evolving regulations, including but not limited to the EU Data Act and EU AI Act, will continue to have broad impact on the information technology, data privacy, and security landscape. Any failure or perceived failure to comply with such requirements could have an adverse impact on our business.
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
Although we believe that our solutions do not infringe upon the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement or misappropriation claims against us with respect to current or future solutions, or that any such assertions will not require us to enter into royalty arrangements or result in costly litigation, or result in us being unable to use certain intellectual property. Infringement assertions from third parties may involve patent holding companies or other patent owners who have no relevant product revenues, and therefore our own issued and pending patents may provide little or no deterrence to these patent owners in bringing intellectual property rights claims against us. The intellectual property ownership and license rights, including without limitation copyright, surrounding AI technologies generally, and generative and agentic AI technologies specifically, has not been fully addressed by courts or applicable laws or regulations. Further, the use or adoption of third-party AI technologies, including generative and agentic AI technologies, into our products and services may result in exposure to claims of copyright infringement or other intellectual property-related causes of action.
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
We sell our solutions to clients located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

•Increased management, travel, infrastructure, and legal compliance costs associated with having multiple international operations;
•Unique terms and conditions in contract negotiations desired by clients in foreign countries;
•Longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;
•New and evolving regulations relating to privacy and data security, data localization, cloud sovereignty, the use of data in AI, generative AI and machine learning technologies and the unauthorized use of, or access to, commercial and personal information;
•Lack of familiarity with and unexpected changes in foreign regulatory requirements;
•Failure by our clients to comply with local laws and regulations applicable to their businesses, such as the EU Digital Operational Resilience Act with respect to clients operating in the financial services industry, to the extent that they believe that such failures were related to our solutions;
•Increased exposure to fluctuations in currency exchange rates;
•Levels of inflation in international economies;
•The burdens and costs of complying with a wide variety of foreign laws and legal standards, including employment, tax, privacy, anticorruption, import/export, antitrust, data transfer, storage and protection, artificial intelligence, health and safety, and industry-specific laws and regulations;
•Compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act and other anti-corruption regulations, particularly in emerging market countries;
•Import and export license requirements, tariffs, trade policies and restrictions, trade agreements, taxes, and other trade barriers, and changes to any of these;
•Increased financial accounting and reporting burdens and complexities;
•Weaker protection of intellectual property rights in some countries;
•Multiple and possibly overlapping tax regimes;
•The application of the respective local laws and regulations to our business in each of the jurisdictions in which we operate and associated legal expenses;
•Government sanctions that may interfere with our ability to sell into particular countries;
•Disruption to our operations caused by pandemics or other public health emergencies; and
•Political, social, and economic instability abroad, including geopolitical and regional conflicts, terrorist attacks, and security concerns in general.
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
Political tensions or economic instability in the regions where we conduct operations could disrupt or delay our research and development operations or adversely affect the timeliness of new product delivery or maintenance and upgrades to existing products and solutions, which could harm our operations, financial conditions, sales and growth prospects. For example, after Russia’s invasion of Ukraine, we implemented contingency plans to ensure the continuity of our contract research and development activity conducted through our facilities based in Ukraine and our contractors’ facilities located in Belarus, Ukraine and Russia, which included ending activities in Belarus and Russia and transitioning work to the European Union, U.K. and Americas. Disruptions in communications with our foreign operations could also lead to periods of unavailability of our solutions, which could require us to provide credits or refunds to clients or lead to client cancellations.
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
In the event we must offer increased wages or other competitive benefits and incentives to attract and retain qualified personnel and fail to do so, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales. Although we have not experienced any material labor shortage to date, we operate in competitive labor markets and may experience labor cost pressures, including with respect to qualified personnel with AI expertise. If we are unable to hire and retain capable employees or manage labor cost pressures, or if mitigating measures we take in response to increased labor costs have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.
Any disruption of our Internet connections, including to any third-party cloud providers that host any of our websites or web-based services, could affect the success of our solutions.
Any system failure, including network, software or hardware failure, that causes an interruption in our network or a decrease in the responsiveness of our website and our solutions could result in reduced user traffic, reduced revenues and potential breaches of our subscription arrangements. Continued growth in Internet usage, as well as Internet outages, delays and other difficulties due to system failures unrelated to our solutions could cause a decrease in the quality of Internet connection service. Websites have experienced service interruptions as a result of outages and other delays occurring throughout the worldwide Internet network infrastructure. If these outages, delays or service disruptions frequently occur in the future, usage of our web-based services could grow more slowly than anticipated or decline and we may lose revenues and clients.
If the third-party cloud providers or sub-processors that host any of our websites or web-based services were to experience a system failure, the performance of our websites and web-based services, including our solutions, would be harmed and our ability to deliver our solutions to our clients could be impaired, resulting in client dissatisfaction, reputational harm and liability, loss of clients, and harm to our operations and our business. In general, third-party cloud providers are vulnerable to damage from fire, floods, earthquakes, acts of terrorism, power loss, telecommunications failures, break-ins, and similar events. The controls implemented by our current or future third-party cloud providers may not prevent or timely detect such system failures and we do not control the operation of third-party cloud providers that we use. Our current or future third-party cloud providers could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our current or future third-party cloud providers, or any of the service providers with whom we or they contract, may have negative effects on our business. If our current or future third-party cloud providers are unable to keep up with our growing needs for capacity or any spikes in client demand, it could have an adverse effect on our business. Any changes in service levels by our current or future third-party cloud providers could result in loss or damage to our clients’ stored information and any service interruptions at these third-party cloud providers could hurt our reputation, cause us to lose clients, harm our ability to attract new clients or subject us to potential liability. In the event of any damage or interruption, our property and business interruption insurance coverage may not be adequate to fully compensate us for losses that may occur. Additionally, our systems are not fully redundant. Although the redundancies and disaster recovery and business continuity plans we do have in place will permit us to respond, at least to some degree, to service outages, our current or future third-party cloud providers that host our SaaS solutions are vulnerable in the event of failure. We do not yet have adequate structure or systems in place to recover from a third-party cloud provider’s severe impairment or total destruction, and recovery from the total destruction or severe impairment of any of our third-party cloud providers could be difficult and may not be possible at all. Any of these events could seriously harm our business, results of operations, and financial condition.

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
As of August 6, 2026, Anderson Investments Pte Ltd. and its affiliates (collectively, “Anderson”) beneficially own approximately 22% of our common stock. As a result, Anderson exercises significant influence over all matters requiring a stockholder vote, including: the election of directors; mergers, and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Anderson may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Anderson may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control.
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
Furthermore, Anderson controls 22% of the voting power of the shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and Anderson may be able to influence outcome of matters submitted to a stockholder vote. Pursuant to the Stockholders’ Agreement, so long as Anderson beneficially owns at least 10% of our outstanding common stock, it shall have the right to nominate one director to our board of directors.

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
The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that have or could in the future negatively affect our share price or result in fluctuations in the price or trading volume of our common stock, many of which are beyond our control, include:
•Variations in our quarterly or annual operating results;
•Our ability to attract new clients in both domestic and international markets, and our ability to expand the solutions provided to existing clients with enhanced AI capabilities;
•The timing of our clients’ buying decisions and reductions in our clients’ budgets for IT purchases and delays in their purchasing cycles, particularly during adverse global economic conditions;
•Changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;
•The contents of published research reports about us or our industry;
•Actual or perceived privacy or data security breaches or other similar incidents;
•Additions to, or departures of, key management personnel and our ability to attract, train, integrate and retain highly skilled employees;
•Any increased indebtedness we may incur in the future;
•Announcements and public filings by us or others and developments affecting us;
•Actions by institutional stockholders;
•Litigation and governmental investigations;
•Operating and stock performance of other companies that investors deem comparable to us (and changes in their market valuations) and overall performance of the equity markets;
•Speculation or reports by the press or investment community with respect to us or our industry in general;
•Changes in market interest rates, including due to impacts from inflation, that may lead purchasers of our shares to demand a higher yield;
•Announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments;
•Announcements or actions taken by our principal stockholders;
•Sales of substantial amounts of our common stock by Anderson or other significant stockholders or our insiders, or the expectation that such sales might occur;
•Volatility, inflation, or economic downturns in the markets in which we, our clients and our partners are located caused by changes in trade policies and practices (including the imposition of tariffs) or other economic policies, pandemics or other public health emergencies and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics;
•Geopolitical tensions or conflicts in locations in which we, our clients and our partners are located, such as conflicts in Ukraine and any further escalation of such conflict as well as ongoing conflict in the Middle East;
•General volatility in the prices of stock traded on the Nasdaq Global Select Market and other equity markets; and

•General market, political and economic conditions, including inflation, rising interest rates and disruptions in the accounting, consulting, investment banking, legal, private capital and real assets industries, including any such conditions and local conditions in the markets in which any of our clients are located.
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
As of August 6, 2026, there were 76,511,148 shares of common stock outstanding. Approximately 22% of our outstanding common stock is held by Anderson and can be resold into the public markets in the future in accordance with the requirements of Rule 144. In addition, we filed an automatically effective registration statement on Form S-3 with the SEC on May 13, 2026, as may be amended or supplemented from time to time, which registered shares held by certain of our existing stockholders (including Anderson) and its respective affiliates. Pursuant to this effective registration statement, such shares are freely tradable in the public market to the extent sold pursuant to the registration statement. The sale by Anderson of a substantial number of shares, or a perception that such sales could occur, could significantly reduce the market price of our common stock. In addition, certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. The market price of our common stock may decline significantly if our existing stockholders were to sell substantial amounts of our common stock. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.
As of August 6, 2026, we had an aggregate of 598,058,392 shares of common stock authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Additionally, as of August 6, 2026, we had 25,360,581 shares of common stock reserved for issuance under our incentive plans. Any common stock issued in connection with our incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by all of our stockholders.

We cannot guarantee that our stock repurchase program will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of the trading price of our common stock.
On January 29, 2026, our Board of Directors approved a stock repurchase program under which we are authorized to purchase up to $200.0 million of our common stock from time to time (the “Repurchase Program”). Our Repurchase Program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares on any particular timetable or at all. There can be no assurance that we will repurchase additional shares at favorable prices or at all. Further, our stock repurchases could affect the trading price of our common stock, increase its volatility, reduce the market liquidity for our stock and may be suspended or terminated at any time, which may result in a lower market valuation of our common stock. As part of the Inflation Reduction Act of 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax has and could increase the costs to us of any stock repurchases, which could reduce the number of shares we repurchase. The actual timing, number and value of shares repurchased will depend on various factors, including the market price of our common stock, trading volume, general market conditions, and other corporate and economic considerations.
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
Our business operations are subject to interruption by various events beyond our control. Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, which could have an adverse effect on our business, operating results, and financial condition. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could materially and adversely impact our operations and the markets and industries in which we, our partners and clients operate. For example, the pandemic and/or the precautionary measures that we, our clients, and governmental authorities adopted resulted in global business disruptions, economic downturn and increased market volatility.
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
Because we recognize subscription revenues over the term of the agreements for our subscription solutions, any downturn in our business resulting from such pandemics or other public health emergencies may not be reflected immediately in our operating results, which increases the difficulty of evaluating our future financial performance. Further, our sales cycles could increase, resulting in a slower growth of new sales. Certain of our competitors may also be better equipped to weather the impact of such pandemics or other public health emergencies both domestically and abroad and better able to address changes in client demand.
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

If tax laws or tax rates change or we experience adverse outcomes resulting from examination of our income tax returns, it could adversely affect our results of operations.
We are subject to federal, state and local income taxes in the United States and in foreign jurisdictions. Our future effective tax rates and the value of our deferred tax assets could be adversely affected by changes in tax laws, which changes may have retroactive application. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the TCJA, the CARES Act and the One Big Beautiful Bill Act (“OBBBA”) made a number of significant changes to the current U.S. federal income tax rules, including with respect to the corporate tax rate, NOLs, deductions for domestic research and development expenditures and the international tax rules. The Inflation Reduction Act (“IRA”) contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on certain share repurchases after December 31, 2022. Many of the provisions of these laws still require finalization by the U.S. Treasury Department, increasing the uncertainty as to the ultimate effects on us and our stockholders. Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows, or financial results. Such developments, for example, may include certain new provisions introduced by the Inflation Reduction Act, certain Organization for Economic Co-operation and Development's proposals including the implementation of the global minimum tax under the Pillar Two model rules, and the European Commission's and certain major jurisdictions' heightened interest in and taxation of companies participating in the digital economy. Furthermore, governments' responses to macroeconomic factors such as shrinking gross domestic product or increased inflation rates and tax revenue needs may lead to tax rule changes that could materially and adversely affect our cash flows and financial results. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and foreign and other tax authorities and are responding to inquiries. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. Significant judgment is required in determining our worldwide provision for income taxes. Although we believe we have made appropriate provisions for taxes in the jurisdictions in which we operate, changes in the tax laws or challenges from tax authorities under existing tax laws could adversely affect our business, financial condition, and results of operations.
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
We design our program based on industry standard cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Also, our cloud services comply with numerous internationally recognized standards.
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
Our cybersecurity risk management program includes:
•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•A security team principally responsible for managing (1) our cybersecurity governance and risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•Cybersecurity awareness training of our employees, incident response personnel, and senior management, including through the use of third-party providers for regular mandatory trainings;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•A third-party risk management process for service providers, suppliers, and vendors.
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
The Board and/or Committee receives quarterly reports on our cybersecurity risks from the Risk Management Working Group. The full Board of Directors also receives briefings on our cyber risk management program. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Committee reports quarterly to the full Board of Directors regarding its activities, including those related to cybersecurity.
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

Item 2. Properties.
We have eleven offices globally, all in leased or managed premises. Our corporate headquarters is located in Palo Alto, California, and consists of approximately 13,000 square feet of space pursuant to an agreement that expires in August 2028. In addition to our head office, we also maintain ten offices in multiple locations in the U.S. and internationally in the U.K., Portugal, Germany, Ukraine, and Singapore.
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
Item 3. Legal Proceedings.
The information contained in Note 10 “Commitments and Contingencies” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference. From time to time, we may become involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Additionally, we may from time to time receive letters from third parties alleging patent infringement, violation of employment practices, or trademark infringement, and we may in the future participate in litigation to defend ourselves. We cannot predict the results of any such disputes, and regardless of the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “INTA.”
Holders of Common Stock
As of August 6, 2026, there were 22 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity under our publicly announced share repurchase program and those made outside of the publicly announced program during the quarter ended June 30, 2026 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	—	$—	—	$100,000
May 1, 2026 - May 31, 2026	1,095	$22.80	1,095	$75,000
June 1, 2026 - June 30, 2026	—	$—	—	$75,000

(1) The Board of Directors approved two stock repurchase programs: a $150 million program approved on August 7, 2025 and announced by the Company on August 12, 2025, which has been fully exhausted, and a $200 million program approved on January 29, 2026 and announced by the Company on February 3, 2026. During the fiscal year ended June 30, 2026, the Company repurchased approximately $275 million of its common stock. As of June 30, 2026, approximately $75 million remained available under the current program. The current program has no expiration date and does not obligate the Company to acquire any minimum number of shares; it may be modified, suspended, or discontinued at any time at the Company's discretion.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph shows a comparison of the cumulative total stockholder return for our common stock to the NASDAQ Composite Total Return Index and S&P Software & Services Select Industry Index, assuming an initial investment of $100 at the market close on June 30, 2021, the date our stock commenced trading on the NASDAQ Global Select Market through June 30, 2026. Such comparisons are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.
COMPARISON OF CUMULATIVE TOTAL RETURN
Among Intapp, Inc., the NASDAQ Composite Index and
the S&P Software and Service Select Industry Index
The performance graph above shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Exchange Act or the Securities Act.
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
A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on August 20, 2025.
Overview
Intapp is a leading global provider of AI-powered solutions for professional firms in highly regulated industries. Intapp's vertically tailored solutions are purpose-built for the specialized workflows, complex relationship networks, and professional compliance requirements of accounting, consulting, investment banking, legal, private capital, and real assets firms. By applying Firm AI to core processes and data, Intapp helps partners, dealmakers, and advisors drive firm growth, manage compliance, and improve profitability.
Highlights for the Fiscal Year 2026
During fiscal year 2026, we generated total revenues of $577.8 million with a gross margin of 76%. Our operating cash flow was $146.8 million and we repurchased approximately 8.4 million shares of our common stock for $275.2 million, including broker fees. Total cash and cash equivalents as of June 30, 2026 were $162.8 million. Our remaining performance obligations, which represent all future revenue under contract yet to be recognized, were $833.0 million as of June 30, 2026. Additionally, during fiscal year 2026, we continued to invest in our research and development and sales and marketing efforts, reflecting our focus on delivering AI capabilities, including the introduction of Intapp Celeste, our agentic AI coworker.
How We Generate Revenue
We generate revenues primarily from the sale of subscriptions, typically with one-year or multi-year contract terms. We sell our subscriptions through a direct sales model, which targets clients based on end market, geography, firm size, and business need. We recognize revenues from cloud subscriptions ratably over the contract term. We recognize license revenues related to subscription fees upfront and license revenues related to support ratably over the term of the support contract. We generally price our subscriptions based on the number of users adopting our solution and the modules deployed.
We expect the vast majority of our new ARR (as defined below) growth in the future to be from the sale of cloud subscriptions.
We generate service revenues primarily from professional services. Our clients utilize these services to configure and implement one or more of our industry products and solutions, integrate those industry products and solutions with the existing platform and with other core systems in their IT environment, upgrade their existing deployment, and provide training for their employees. Other professional services include strategic consulting and advisory work, which are generally provided on a standalone basis.

Key Factors Affecting Our Performance
Market adoption of our AI Platform.
Our future growth depends on our ability to win new accounting, consulting, investment banking, legal, private capital and real assets clients and expand within our existing client base, primarily through the continued acceptance of our business. Our cloud business has historically grown faster than our overall business and represents an increasing proportion of our annual recurring revenues. We must demonstrate to new and existing clients the benefits of selecting our platform, and support those deployments once live with reliable and secure service. From a sales perspective, our ability to add new clients and expand within existing accounts depends upon a number of factors, including the rate at which professional firms accept AI-performed work as a substitute for human labor, regulatory and professional liability frameworks that govern AI use in legal, accounting, and advisory contexts, the competitive landscape for AI platforms in professional services, the quality and effectiveness of our sales personnel and marketing efforts, and our ability to convince key decision makers within the professional firms to embrace our vertical solutions over internally developed and horizontal solutions. If our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.
Continued Investment in Innovation and Growth.
We have made substantial investments in research and development and sales and marketing to achieve a leadership position in our market and grow our revenues and client base. We intend to continue to invest in research and development to build new capabilities and maintain the core technology underpinning our differentiated platform. In addition, we expect to invest in sales and marketing to broaden our reach with new clients in the U.S. and abroad, and to deepen our penetration with existing clients. With our revenue growth objectives, we expect to continue to make such investments for the foreseeable future. We intend to continue to gradually increase our general and administrative spending to support our growing operational needs.
We have a track record of successfully identifying, acquiring, and integrating complementary businesses within the accounting, consulting, investment banking, legal, private capital and real assets industries. To complement our organic investment in innovation and accelerate our growth, we will continue to evaluate acquisition opportunities that help us extend our platform, broaden and deepen our market leadership, and add new clients.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to help us evaluate our business, measure our performance and the effectiveness of our sales and marketing efforts, identify trends affecting our business, formulate business plans and budgets, and make strategic decisions.
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
ARR was $590.5 million and $485.4 million as of June 30, 2026 and 2025, respectively, an increase of 22%.
Cloud ARR
Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active SaaS contracts. We believe Cloud ARR provides important information about our ability to sell new SaaS subscriptions to existing clients and to acquire new SaaS clients.
Cloud ARR was $495.7 million and $383.1 million as of June 30, 2026 and 2025, respectively, an increase of 29%, and represented 84% and 79% of ARR for fiscal years 2026 and 2025, respectively.

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
This metric accounts for changes in our cloud recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), cloud migrations, price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). Our trailing twelve months Cloud NRR as of June 30, 2026 was 123%.
Number of Clients
Our client base includes some of the largest and most reputable accounting, consulting, investment banking, legal, private capital and real assets firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe our ability to increase the number of enterprise clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define an enterprise client at the end of any reporting period as an entity with at least one active subscription as of the measurement date with contracts greater than $50,000 of ARR. We believe the number of our enterprise clients with contracts greater than $50,000 of ARR and the number of our enterprise clients with contracts greater than $100,000 of ARR are important metrics for highlighting our progress on the path to full adoption of our platform by our accounting, consulting, investment banking, legal, private capital and real assets clients. As of June 30, 2026 and 2025, we had more than 1,400 and 1,275 enterprise clients, respectively, with contracts greater than $50,000 of ARR, representing a 10% increase. As of June 30, 2026 and 2025, we had 897 and 795 enterprise clients, respectively, with contracts greater than $100,000 of ARR, representing a 13% increase. As of June 30, 2026 and 2025, we had 142 and 109 enterprise clients, respectively, with contracts greater than $1.0 million of ARR, representing a 30% increase. No single client represented more than 10% of total revenues for fiscal years 2026, 2025, and 2024, respectively.
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
Cost of SaaS
Our cost of SaaS revenues comprises the direct costs to deliver and support our SaaS solutions and premium support services related to SaaS, including personnel costs, allocated overhead costs, third-party hosting fees related to cloud infrastructure, amortization of capitalized internal-use software costs, amortization of acquired intangible assets, and depreciation of fixed assets. We expect the cost of SaaS revenues to increase in absolute dollars as we continue to increase usage of third-party hosting and AI product costs to support our growing client base.
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
Sales and Marketing
Our sales and marketing expenses consist primarily of costs incurred for personnel costs for our sales and marketing employees as well as sales commissions and benefits, costs of marketing events and online advertising, allocated overhead costs, and travel and entertainment expenses. We capitalize client acquisition costs (principally commissions paid to sales personnel) and subsequently amortize these costs over the expected period of benefits. In the medium term, we expect to see an increase in sales and marketing expenses as we continue to expand our direct sales force to take advantage of opportunities for growth and increase in in-person meetings, conferences, and attendance at trade shows, as we accelerate delivery of AI-powered solutions, including Intapp Celeste. Over the longer term, we expect sales and marketing expenses to decrease as a percentage of revenue.
General and Administrative
Our general and administrative expenses consist primarily of personnel costs as well as professional services and facilities costs related to our executive, finance, human resources, information technology and legal functions. As a public company, we expect to continue to incur significant accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the costs of maintaining compliance with the Sarbanes-Oxley Act, as well as insurance, investor relations and other costs associated with being a public company. In the medium term, we expect general and administrative expenses may decrease as a percentage of revenues as we continue to invest in various process efficiency initiatives.
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

Results of Operations
The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues:

	Year Ended June 30,
	2026		2025		2024
	(in thousands, except for percentages)
Revenues:
SaaS	$422,803	73%	$331,948	66%	$259,256	60%
License	103,362	18	120,024	24	117,386	27
Professional services	51,640	9	52,148	10	53,881	13
Total revenues	577,805	100	504,120	100	430,523	100
Cost of revenues (1):
SaaS	74,383	13	66,714	13	53,487	13
License	5,807	1	6,256	1	6,344	1
Professional services	59,765	10	58,178	12	63,830	15
Total cost of revenues	139,955	24	131,148	26	123,661	29
Gross profit	437,850	76	372,972	74	306,862	71
Operating expenses (1):
Research and development	167,315	29	137,760	27	113,634	27
Sales and marketing	199,382	35	163,846	33	138,176	32
General and administrative	111,250	19	98,723	19	87,243	20
Total operating expenses	477,947	83	400,329	79	339,053	79
Operating loss	(40,097)	(7)	(27,357)	(5)	(32,191)	(8)
Interest and other income, net	2,861	1	11,219	2	2,285	1
Net loss before income taxes	(37,236)	(6)	(16,138)	(3)	(29,906)	(7)
Income tax expense	(4,074)	(1)	(2,079)	(1)	(2,115)	—
Net loss	$(41,310)	(7)%	$(18,217)	(4)%	$(32,021)	(7)%

(1)Amounts include stock-based compensation expense as follows:

	Year Ended June 30,
	2026		2025		2024
Cost of SaaS	$3,814	1%	$3,174	1%	$1,740	1%
Cost of license	706	—	709	—	552	—
Cost of professional services	5,032	1	6,026	1	5,030	1
Research and development	36,281	6	24,309	5	14,854	3
Sales and marketing	35,641	6	24,557	5	17,312	4
General and administrative	38,509	7	29,311	5	20,407	5
Total stock-based compensation expense	$119,983	21%	$88,086	17%	$59,895	14%

Comparison of the Fiscal Years Ended June 30, 2026 and 2025
Revenues

	Year Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except for percentages)
Revenues:
SaaS	$422,803	$331,948	$90,855	27%
License	103,362	120,024	(16,662)	(14)%
Professional services	51,640	52,148	(508)	(1)%
Total revenues	$577,805	$504,120	$73,685	15%
SaaS
SaaS revenues increased by $90.9 million, or 27%, in fiscal year 2026 compared to fiscal year 2025, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our license solutions to our cloud solutions also contributed to the growth.
License
License revenues decreased by $16.7 million, or 14%, for fiscal year 2026 compared to fiscal year 2025, due to clients migrating to our SaaS solutions.
Professional Services
Professional services revenues remained relatively flat in fiscal year 2026 compared to fiscal year 2025, due to changes in mix of resource delivery to our third-party implementation partners.
Cost of Revenues and Gross Profit

	Year Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except for percentages)
Cost of revenues:
SaaS	$74,383	$66,714	$7,669	11%
License	5,807	6,256	(449)	(7)%
Professional services	59,765	58,178	1,587	3%
Total cost of revenues	$139,955	$131,148	$8,807	7%

Gross profit:
SaaS	$348,420	$265,234	$83,186	31%
License	97,555	113,768	(16,213)	(14)%
Professional services	(8,125)	(6,030)	(2,095)	35%
Gross profit	$437,850	$372,972	$64,878	17%
Cost of SaaS
Cost of SaaS revenues increased by $7.7 million, or 11%, for fiscal year 2026 compared to fiscal year 2025. This was primarily driven by increases in cloud hosting costs of $3.0 million, royalty expense of $2.2 million, amortization of acquired intangible assets costs of $0.7 million, and stock-based compensation expense of $0.6 million due to an increase in stock awards granted.
Cost of License
Cost of license revenues remained relatively flat for fiscal year 2026 compared to fiscal year 2025.

Cost of Professional Services
Cost of professional services revenues increased by $1.6 million, or 3%, for fiscal year 2026 compared to fiscal year 2025, primarily driven by contractor costs of $1.4 million and an increase in personnel-related cost of $1.1 million due to annual salary increase, offset by a decrease in stock-based compensation expense of $1.0 million.
Gross Profit
Gross profit increased by $64.9 million, or 17% for fiscal year 2026 compared to fiscal year 2025. Of this increase, $83.2 million was attributable to growth in SaaS revenues and a lower increase in SaaS costs as a percentage of related revenues. The increase was partially offset by a $16.2 million increase in license revenues and related costs and $2.1 million increase in professional services costs with lower related revenues, as we continue to provide implementation, upgrade and migration services to our growing client base, consistent with our strategy to de-emphasize professional services revenues.
Operating Expenses

	Year Ended June 30,		Change
	2026	2025	Amount	%

	(in thousands, except for percentages)
Operating expenses:
Research and development	$167,315	$137,760	$29,555	21%
Sales and marketing	199,382	163,846	35,536	22%
General and administrative	111,250	98,723	12,527	13%
Total operating expenses	$477,947	$400,329	$77,618	19%
Research and Development
Research and development expenses increased by $29.6 million, or 21%, for fiscal year 2026 compared to fiscal year 2025. This was primarily driven by an increase in stock-based compensation expense of $12.0 million due to an increase in stock awards granted, personnel-related costs of $5.6 million due to annual salary and headcount increases, restructuring costs of $5.3 million, deferred consideration accruals of $3.3 million related to prior acquisitions, and allocated overhead costs of $1.5 million driven by increases in facilities and IT expenses.
Sales and Marketing
Sales and marketing expenses increased by $35.5 million, or 22%, for fiscal year 2026 compared to fiscal year 2025. This was primarily driven by increases in personnel-related costs of $14.7 million due to annual salary and headcount increases, stock-based compensation expense of $11.1 million primarily due to an increase in stock awards granted, commissions expense of $4.8 million due to sales increases, marketing events and travel related expenses of $2.5 million, and deferred consideration accruals of $2.5 million related to prior acquisitions, and allocated overhead costs of $1.3 million driven by increases in facilities and IT expenses, partially offset by a decrease in contractor cost of $1.5 million.
General and Administrative
General and administrative expense increased by $12.5 million, or 13%, for fiscal year 2026 compared to fiscal year 2025. This was primarily driven by increases in stock-based compensation expense of $9.2 million due to an increase in stock awards granted, personnel-related costs of $3.4 million primarily due to annual salary and headcount increases, and impairment charges of $2.6 million, consisting of $1.4 million related to cloud computing implementation costs associated with a digital transformation initiative and $1.2 million related to certain intangible assets in connection with a strategic rebranding initiative, partially offset by a decrease in professional services and discretionary costs of $3.4 million.

Interest and Other Income, Net

	Year Ended June 30,		Change
	2026	2025	Amount	%
	(in thousands, except for percentages)
Interest and other income, net	$2,861	$11,219	$(8,358)	(74)%
Interest and other income, net, decreased by $8.4 million, or 74%, for fiscal year 2026 compared to fiscal year 2025. This was primarily driven by a $5.2 million change from foreign currency transactions and remeasurement, a $2.4 million decrease in interest income as our cash held in money market funds decreased, and a $0.8 million loss due to foreign currency impact from dissolution of a subsidiary.
Income Tax Expense

	Year Ended June 30,		Change
	2026	2025	Amount	%
	(in thousands, except for percentages)
Income tax expense	$(4,074)	$(2,079)	$(1,995)	96%
Income tax expense was $4.1 million and $2.1 million for fiscal year 2026 and 2025, respectively. The change in our income tax expense was primarily due to an increase in current taxes in foreign and U.S. state jurisdictions. The income tax expense for fiscal years 2026 and 2025 is primarily attributable to current taxes for U.S. state and foreign jurisdictions, respectively.
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of June 30, 2026, we had cash and cash equivalents of $162.8 million. We finance our liquidity needs primarily through collections from clients, where we generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.
Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents as of June 30, 2026, along with our UBS Revolving Credit Facility described below, will be sufficient to meet our working capital, capital expenditure, and stock repurchase needs for the next twelve months and beyond.
On October 5, 2021, we entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan (the “JPMorgan Credit Agreement”). The JPMorgan Credit Agreement provided for a five-year, senior secured revolving credit facility of $100.0 million with a subfacility for letters of credit in the aggregate amount of up to $10.0 million (the “JPMorgan Credit Facility”). As of June 30, 2026, no amounts had been borrowed under the JPMorgan Credit Facility. For further information refer to Note 11. “Debt” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
On July 7, 2026, the Company entered into a Credit Agreement, (the “UBS Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent (“UBS”). The UBS Credit Agreement provides for a five-year, senior secured revolving credit facility of $150 million with a subfacility for letters of credit in the aggregate amount of up to $10 million (the “UBS Revolving Credit Facility”). Concurrently with our entry into the UBS Credit Agreement, we terminated the JPMorgan Credit Agreement. For further information, refer to Note 18. “Subsequent Event” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented (in thousands):

	Year Ended June 30,
	2026	2025	2024
Net cash provided by operating activities	$146,847	$123,529	$67,231
Net cash used in investing activities	(13,482)	(62,875)	(19,828)
Net cash (used in) provided by financing activities	(282,733)	41,183	30,325
Effect of foreign currency exchange rate changes on cash and cash equivalents	(928)	2,902	(343)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(150,296)	$104,739	$77,385
Operating Activities
During fiscal year 2026, net cash provided by operating activities was $146.8 million, as our net loss of $41.3 million was reduced by $188.2 million of adjustments. These adjustments consisted of $148.0 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization and amortization of operating lease right-of-use assets) and a net cash inflow of $40.1 million from net changes in operating assets and liabilities. The net cash inflow from changes in operating assets and liabilities was primarily driven by an increase in deferred revenues of $58.7 million due to our revenue growth and the timing of invoicing, a decrease in unbilled receivables of $8.8 million due to the timing of invoicing to our clients and an increase in other liabilities of $7.6 million due to the timing of payments. These changes were partially offset by an increase in accounts receivable of $13.5 million due to the timing of billing and collections on our outstanding receivables, an increase in deferred commissions of $9.7 million due to increased sales, a decrease in operating lease liabilities of $7.4 million due to lease payments, a decrease in accounts payable and accrued liabilities of $4.3 million due to the timing of payments and an increase in prepaid expenses and other assets of $0.1 million.
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
Investing Activities
During fiscal year 2026, net cash used in investing activities was $13.5 million, consisting of $8.3 million capitalized internal-use software costs, $3.0 million purchase of strategic investments, and $2.1 million capital expenditures on property and equipment primarily comprised of computer equipment and leasehold improvements.

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
Financing Activities
During fiscal year 2026, net cash used in financing activities was $282.7 million, primarily comprised of $275.2 million in payments for the repurchases of common stock, including broker fees, $20.3 million of payments related to employee payroll tax withholding on vested equity awards and $1.7 million in payments for contingent consideration and holdbacks related to prior acquisitions, partially offset by $10.4 million of proceeds from stock option exercises and $4.0 million of proceeds from employee stock purchase plan.
During fiscal year 2025, net cash provided by financing activities was $41.2 million, primarily comprised of $40.8 million of proceeds from stock option exercises and $4.1 million of proceeds from employee stock purchase plan, partially offset by $3.7 million in payments for contingent consideration and holdbacks related to prior acquisitions.
Stock Repurchase Program
On August 7, 2025, our Board of Directors authorized a common stock repurchase program of up to $150.0 million. During the fiscal year ended June 30, 2026, we have repurchased $150.0 million, excluding broker fees, of our common stock under this program and no funds remain available for repurchase under this repurchase authorization limit. The repurchased shares of common stock were retired.
On January 29, 2026, our Board of Directors authorized a new common stock repurchase program of up to $200.0 million. During the fiscal year ended June 30, 2026, we repurchased $125.0 million, excluding broker fees, of our common stock under this program and $75.0 million remains available for repurchase under this repurchase authorization limit. The repurchased shares of common stock were retired.
For further information refer to Note 15. “Stockholders' Equity” to our condensed consolidated financial statements.
Material Cash Commitments
Our material cash commitments as of June 30, 2026 were as follows (in thousands):

	Total	Short-Term	Long-Term
Operating lease obligations	$25,401	$8,216	$17,185
Purchase obligations	69,183	6,536	62,647
Deferred considerations and acquisition holdbacks	13,013	—	13,013
Total cash requirements	$107,597	$14,752	$92,845
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
In connection with the acquisition of TermSheet, we are obligated to make cash payments of up to $15.0 million over the next two fiscal years, subject to certain performance measures and in some cases, certain service conditions. For further information, refer to Note 4. “Business Combinations” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For further information, refer to Note 6. “Fair Value Measurements” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Indebtedness
On October 5, 2021, we entered into the JPMorgan Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022, with a group of lenders led by JPMorgan. The JPMorgan Credit Agreement provided for a five-year, senior secured revolving credit facility of $100.0 million with a subfacility for letters of credit in the aggregate amount of up to $10.0 million. We were in compliance with all of the covenants as of June 30, 2026. As of June 30, 2026, there were no outstanding borrowings under the JPMorgan Credit Facility.
Subsequent to fiscal year 2026, we entered into the UBS Credit Agreement on July 7, 2026 and concurrently terminated the JPMorgan Credit Agreement. For further information, refer to Note 11. “Debt” and Note 18. “Subsequent Event” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Stock-Based Compensation
The fair value of restricted stock units (“RSUs”) and performance-based stock units (“PSUs”) is based on the closing price of our common stock on the date of the grant. We recognize stock-based compensation expense for RSUs over the requisite service period, which is generally four years. We recognize stock-based compensation expense for PSUs in the period in which it becomes probable that the performance target will be achieved, using the graded vesting method. At each reporting period, we reassess the probability of achievement of the performance conditions and any change in expense resulting from an adjustment to estimates is treated as a cumulative catch-up in the period of the adjustment.
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
Credit Risk
We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during fiscal years 2026, 2025 and 2024. We had one client that represented in excess of 10% of our accounts receivable balance at each of June 30, 2026 and 2025. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash held in cash deposits and cash equivalents invested in money market funds and the UBS Revolving Credit Facility, entered into on July 7, 2026, which replaced the JPMorgan Credit Facility.
As of June 30, 2026, we had cash and cash equivalents of $162.8 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.
As of June 30, 2026, we had no outstanding loan balance under the JPMorgan Credit Facility. And, as of July 7, 2026, we had no outstanding loan balance under our UBS Revolving Credit Facility. For further information refer to Note 18. “Subsequent Event” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data
Intapp, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Intapp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intapp, Inc. and subsidiaries (the “Company”) as of June 30, 2026 and June 30, 2025, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We tested the effectiveness of controls over revenue recognition, including those over the accounting for non-standard terms, identification of performance obligations, determining the allocation of revenues in arrangements.
•We evaluated the Company’s accounting policies in the context of the applicable accounting standards.
•We selected a sample of certain material revenue arrangements and performed the following procedures:
◦We obtained and read the contracts and related contract documentation.
◦We evaluated whether management properly identified the contract terms (including those that are non-standard) and tested management’s application of the Company's policies, including the identification of the performance obligations, determination of the allocation of revenues in the arrangement.
◦We tested the mathematical accuracy of management's calculations of revenues and the associated timing of revenues recognized in the financial statements.
/s/ Deloitte & Touche LLP
San Jose, California
August 13, 2026
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Intapp, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Intapp, Inc. and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 13, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
August 13, 2026

INTAPP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$162,813	$313,109
Restricted cash	200	200
Accounts receivable, net of allowance of $1,184 and $968 as of June 30, 2026 and June 30, 2025, respectively	102,850	89,667
Unbilled receivables, net	10,619	19,462
Other receivables, net	3,089	5,866
Prepaid expenses	14,856	11,971
Deferred commissions, current	20,751	15,605
Total current assets	315,178	455,880
Property and equipment, net	26,964	23,157
Operating lease right-of-use assets	19,788	18,139
Goodwill	326,101	326,260
Intangible assets, net	29,001	40,699
Deferred commissions, noncurrent	25,343	20,761
Other assets	11,283	9,265
Total assets	$753,658	$894,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,617	$16,497
Accrued compensation	54,742	51,654
Accrued expenses	9,665	12,647
Deferred revenue, net	315,113	256,994
Other current liabilities	12,699	12,066
Total current liabilities	405,836	349,858
Deferred tax liabilities	757	1,716
Deferred revenue, noncurrent	2,556	2,002
Operating lease liabilities, noncurrent	15,863	16,114
Other liabilities	11,043	4,706
Total liabilities	436,055	374,396
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value per share, 700,000 shares authorized; 76,498 and 81,877 shares issued and outstanding as of June 30, 2026 and 2025, respectively	76	82
Additional paid-in capital	1,141,116	1,025,712
Accumulated other comprehensive loss	—	(630)
Accumulated deficit	(823,589)	(505,399)
Total stockholders’ equity	317,603	519,765
Total liabilities and stockholders’ equity	$753,658	$894,161
See accompanying notes to consolidated financial statements.

INTAPP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended June 30,
	2026	2025	2024
Revenues:
SaaS	$422,803	$331,948	$259,256
License	103,362	120,024	117,386
Professional services	51,640	52,148	53,881
Total revenues	577,805	504,120	430,523
Cost of revenues:
SaaS	74,383	66,714	53,487
License	5,807	6,256	6,344
Professional services	59,765	58,178	63,830
Total cost of revenues	139,955	131,148	123,661
Gross profit	437,850	372,972	306,862
Operating expenses:
Research and development	167,315	137,760	113,634
Sales and marketing	199,382	163,846	138,176
General and administrative	111,250	98,723	87,243
Total operating expenses	477,947	400,329	339,053
Operating loss	(40,097)	(27,357)	(32,191)
Interest and other income, net	2,861	11,219	2,285
Net loss before income taxes	(37,236)	(16,138)	(29,906)
Income tax expense	(4,074)	(2,079)	(2,115)
Net loss	$(41,310)	$(18,217)	$(32,021)
Net loss per share, basic and diluted	$(0.52)	$(0.23)	$(0.45)
Weighted-average shares used to compute net loss per share, basic and diluted	79,618	78,710	71,488
See accompanying notes to consolidated financial statements.

INTAPP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended June 30,
	2026	2025	2024
Net loss	$(41,310)	$(18,217)	$(32,021)
Other comprehensive income (loss):
Foreign currency translation adjustments	(169)	706	3
Foreign currency impact from dissolution of subsidiary	799	—	—
Other comprehensive income	630	706	3
Comprehensive loss	$(40,680)	$(17,511)	$(32,018)
See accompanying notes to consolidated financial statements.

INTAPP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	68,574	$69	$797,639	$(1,339)	$(455,161)	$341,208
Issuance of common stock upon follow-on public offering, net of offering costs of $1,569	—	—	(4)	—	—	(4)
Issuance of common stock upon exercise of stock options	3,105	3	30,723	—	—	30,726
Vesting of performance stock units and restricted stock units	2,808	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	137	—	3,431	—	—	3,431
Stock-based compensation	—	—	59,895	—	—	59,895
Foreign currency translation adjustments	—	—	—	3	—	3
Net loss	—	—	—	—	(32,021)	(32,021)
Balance as of June 30, 2024	74,624	75	891,681	(1,336)	(487,182)	403,238
Issuance of common stock upon exercise of stock options	4,212	4	40,841	—	—	40,845
Vesting of performance stock units and restricted stock units	2,929	3	(3)	—	—	—
Issuance of common stock under employee stock purchase plan	112	—	4,080	—	—	4,080
Stock-based compensation	—	—	88,729	—	—	88,729
Equity consideration related to business combination	—	—	384	—	—	384
Foreign currency translation adjustments	—	—	—	706	—	706
Net loss	—	—	—	—	(18,217)	(18,217)
Balance as of June 30, 2025	81,877	82	1,025,712	(630)	(505,399)	519,765
Issuance of common stock upon exercise of stock options	1,050	1	10,365	—	—	10,366
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	1,848	2	(21,045)	—	—	(21,043)
Issuance of common stock under employee stock purchase plan	154	—	4,029	—	—	4,029
Repurchases of common stock, including excise tax	(8,431)	(9)	—		(276,880)	(276,889)
Stock-based compensation	—	—	122,055	—	—	122,055
Foreign currency translation adjustments	—	—	—	(169)	—	(169)
Foreign currency impact from dissolution of subsidiary	—	—	—	799	—	799
Net loss	—	—	—	—	(41,310)	(41,310)
Balance as of June 30, 2026	76,498	$76	$1,141,116	$—	$(823,589)	$317,603
See accompanying notes to consolidated financial statements.

INTAPP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
Cash Flows from Operating Activities:	2026	2025	2024
Net loss	$(41,310)	$(18,217)	$(32,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,764	17,672	16,704
Amortization of operating lease right-of-use assets	6,181	5,039	4,781
Accounts receivable allowances	1,116	1,973	3,711
Stock-based compensation	119,983	88,086	59,895
Change in fair value of contingent consideration	506	(1,027)	(3,290)
Deferred income taxes	(1,077)	448	(22)
Foreign currency impact from dissolution of subsidiary	799	—	—
Asset impairments	2,560	—	—
Other	185	389	239
Changes in operating assets and liabilities:
Accounts receivable	(13,531)	1,170	(5,138)
Unbilled receivables, current	8,843	(6,162)	(2,639)
Prepaid expenses and other assets	(53)	(8,003)	(5,740)
Deferred commissions	(9,728)	(3,716)	(4,066)
Accounts payable and accrued liabilities	(4,271)	13,491	9,438
Deferred revenue, net	58,673	35,327	28,261
Operating lease liabilities	(7,428)	(5,132)	(4,266)
Other liabilities	7,635	2,191	1,384
Net cash provided by operating activities	146,847	123,529	67,231
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,140)	(1,673)	(2,457)
Capitalized internal-use software costs	(8,343)	(7,370)	(6,398)
Business combinations, net of cash acquired	(9)	(51,832)	(10,973)
Purchase of strategic investments	(2,990)	(2,000)	—
Net cash used in investing activities	(13,482)	(62,875)	(19,828)
Cash Flows from Financing Activities:
Payments for deferred offering costs	—	—	(781)
Proceeds from stock option exercises	10,366	40,845	30,726
Proceeds from employee stock purchase plan	4,029	4,080	3,431
Payments related to tax withholding for vested equity awards	(20,291)	—	—
Payments of contingent consideration and holdback associated with acquisitions	(1,669)	(3,742)	(3,051)
Repurchases of common stock	(275,168)	—	—
Net cash (used in) provided by financing activities	(282,733)	41,183	30,325
Effect of foreign currency exchange rate changes on cash and cash equivalents	(928)	2,902	(343)
Net (decrease) increase in cash, cash equivalents and restricted cash	(150,296)	104,739	77,385
Cash, cash equivalents and restricted cash - beginning of period	313,309	208,570	131,185
Cash, cash equivalents and restricted cash - end of period	$163,013	$313,309	$208,570
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$162,813	$313,109	$208,370
Restricted cash	200	200	200
Total cash, cash equivalents and restricted cash	$163,013	$313,309	$208,570

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$1,330	$3,024	$2,184
Non-Cash Investing and Financing Activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$27	$583	$69
Capitalized internal-use software costs in accounts payable and accrued liabilities	$136	$938	$702
Contingent consideration and acquisition holdbacks in accounts payable, accrued expenses and other liabilities	$—	$1,134	$3,052
Issuance of common stock in connection with a business combination	$—	$384	$—
Stock-based compensation expense capitalized in internal-use software costs, net	$2,062	$478	$—
Unpaid accrued tax withholding for vested equity awards	$752	$—	$—
Unpaid excise tax on repurchases of common stock	$1,722	$—	$—
Accrued transaction cost in advance of closing UBS Credit Agreement	$339	$—	$—

See accompanying notes to consolidated financial statements.

Intapp, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business
Intapp, Inc. (“Intapp” or the “Company”) is a leading global provider of AI-powered solutions for the world’s premier accounting, consulting, investment banking, legal, private capital and real assets firms. The Company's vertical software as a service (“SaaS”) solutions help professionals apply their collective expertise to make smarter decisions, manage risk, increase competitive advantage and drive new growth. Using the power of AI, the Company's purpose-built vertical SaaS solutions span the critical workflows, help firms accelerate the flow of information, activate expertise, empower teams, strengthen client relationships, reduce risk, and adapt more quickly in a highly complex ecosystem. The Company serves clients primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”). References to “the Company” in these consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.
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
The CODM is regularly provided with expenses related to cost of revenues, including cost of SaaS, license, and professional services, research and development, sales and marketing, and general and administrative at the consolidated level to manage the Company’s operations, which are identified as significant segment expenses. Since the Company operates as a single operating and reportable segment, these significant segment expenses are the costs and expenses presented on the consolidated statements of operations. In addition, the Company has concluded that stock-based compensation disclosed in Note 12. “Stock-Based Compensation” and amortization of acquired intangible assets disclosed in Note 5. “Goodwill and Intangible Assets” also qualify as significant segment expenses. Accordingly, the CODM assesses performance and decides how to allocate resources based on consolidated net loss, as reported on the consolidated statements of operations. Consolidated net loss is used to monitor budget versus actual results in assessing the overall profitability of the business and to guide decisions on how to invest in and grow the business. The measure of segment assets is reported on the balance sheet as total consolidated assets. Other segment items which represent segment expenses that are not significant include interest and other income, net and income tax expense which are reflected in the consolidated statements of operations.

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
Revenue is recognized upon the transfer of control of services or to clients in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company applies the following framework to recognize revenues:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenues when, or as, the Company satisfies a performance obligation.
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
Contract Liabilities
Contract liabilities consist of deferred revenues amounts from invoices related to unsatisfied performance obligation where the Company has the right to invoice in advance of revenue being recognized. Deferred revenue expected to be recognized within twelve months of the balance sheet date is classified as current, while amounts exceeding this period are recorded as noncurrent.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $1.9 million, $1.6 million, and $1.5 million for fiscal years ended June 30, 2026, 2025, and 2024, respectively.
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
Cash and Cash Equivalents
All highly-liquid investments with a remaining maturity of 90 days or less at the time of purchase are considered to be cash equivalents. Cash equivalents consist primarily of investments in institutional money market funds. The fair value of money market funds held was $100.4 million and $243.2 million as of June 30, 2026 and 2025, respectively.
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
Intangible assets resulting from the acquisition of entities are estimated by the Company based on the fair value of assets received. Acquired intangible assets consist of client relationships, non-compete agreements, trademarks and trade names, core technology and backlog and are being amortized on a straight-line basis over the useful life with no calculated residual value, which is generally two to ten years. The Company reviews acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable or that the useful life is shorter than what was originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of each asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group over its remaining life. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. If the useful life is shorter than originally estimated, the remaining carrying value is amortized over the new shorter useful life.
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
Strategic Investments
Strategic investments consist of equity investments in privately-held companies, which are classified as other assets on the consolidated balance sheets. The Company’s strategic investments do not have readily determinable fair values. These investments are accounted for using the measurement alternative at cost, and the Company adjusts for impairments and observable price changes (orderly transactions for the identical or a similar security from the same issuer) included within interest and other income, net on its consolidated statements of operations as and when it occurs. The measurement alternative election is reassessed each reporting period to determine whether the strategic investments continue to be eligible for this election. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Impairment indicators may include, but are not limited to, a significant deterioration in earnings performance, credit rating, asset quality or business outlook or a significant adverse change in the regulatory, economic, or technological environment. If the strategic investments are considered impaired, the Company will record an impairment charge for the amount by which the carrying value exceeds the fair value of the investment. No impairment of strategic investment has been identified during the periods presented. The Company’s maximum loss exposure is limited to the carrying value of these investments.
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
The Company does not assume renewals or early terminations of its leases unless it is reasonably certain to exercise these options at commencement and does not allocate consideration between lease and non-lease components. The Company does not recognize ROU assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
ROU assets are evaluated for impairment whenever events or changes in the circumstances indicate that the carrying amount may not be recoverable.
Foreign Currency
The functional currency for all of the Company’s foreign subsidiaries is the U.S. dollar, except Rekoop Ltd., whose functional currency was the British pound prior to its liquidation during the fiscal year ended June 30, 2026. The Company translates the foreign functional currency financial statements to U.S. dollars for those entities that do not have U.S. dollars as their functional currency using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are reflected in stockholders’ equity as a component of accumulated other comprehensive loss.

Foreign currency transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded within interest and other income, net in the consolidated statements of operations.
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
No client individually accounted for 10% or more of the Company’s revenues for any of the fiscal years ended June 30, 2026, 2025, and 2024. As of June 30, 2026 and 2025, one client individually accounted for 14% and 17% of the Company’s total accounts receivable, respectively.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures, which requires additional income tax disclosures to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects of future cash flows. The Company adopted this standard prospectively effective June 30, 2026. For further information, refer to Note 13. “Income Taxes”.

Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASC 220): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. The guidance requires disclosures, on an annual and interim basis, about specific expense categories presented on the income statement. This guidance will be effective for the Company’s fiscal year beginning July 1, 2027 and for interim periods beginning July 1, 2028, and should be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. This guidance will be effective for the Company’s interim and annual reporting periods beginning July 1, 2026, and should be applied on a prospective basis. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements.
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
Note 3. Revenues
Disaggregation of Revenues
Revenues by geography were as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
U.S.	$391,737	$339,030	$292,009
U.K.	93,998	79,089	64,199
Rest of the world	92,070	86,001	74,315
Total	$577,805	$504,120	$430,523
No country other than those listed above accounted for 10% or more of the Company’s total revenues during the fiscal years ended June 30, 2026, 2025, and 2024.
Deferred Commissions
Deferred commissions were $46.1 million and $36.4 million as of June 30, 2026 and 2025, respectively. Amortization expense with respect to deferred commissions, which is included in sales and marketing expense in the Company’s consolidated statements of operations, was $20.7 million, $16.5 million, and $14.8 million during the fiscal years ended June 30, 2026, 2025, and 2024, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
Contract Balances
The Company’s contract assets and liabilities were as follows (in thousands):

	June 30, 2026	June 30, 2025
Unbilled accounts receivable(1)	$10,619	$19,519
Deferred revenue, net	317,669	258,996
(1)The long-term portion of unbilled accounts receivable is nil and $57 thousand as of June 30, 2026 and 2025, respectively, and is included in other assets on the consolidated balance sheets.

There was no allowance for credit losses associated with unbilled receivables as of June 30, 2026 and 2025. During the fiscal year ended June 30, 2026, the Company recognized $255.8 million in revenue pertaining to deferred revenue as of June 30, 2025.
Remaining Performance Obligations
Remaining performance obligations represent non-cancelable contracted revenues that have not yet been recognized, which include deferred revenue and amounts that will be invoiced and recognized as revenues in future periods. SaaS subscription is typically satisfied over one to three years, license is typically satisfied at a point in time, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services contracts are not included in the performance obligations amount.
As of June 30, 2026, approximately $833.0 million of revenues is expected to be recognized from remaining performance obligations with approximately 57% over the next 12 months and the remainder thereafter.
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
In connection with the acquisition of TermSheet during fiscal year ended June 30, 2025, the Company is obligated to make cash payments of up to $15.0 million over the next two fiscal years, subject to certain performance measures and in some cases, certain service conditions. The entire amount was accounted for as post-combination compensation costs to be recognized over the performance measurement period, when it becomes probable that the performance target will be achieved. The Company reassesses the probability of achievement of the performance conditions at each reporting period and any change in expense resulting from an adjustment to estimates is treated as a cumulative catch-up in the period of the adjustment. The deferred consideration liability was included in other current liabilities and other liabilities on the consolidated balance sheets and the related expenses are classified in the consolidated statements of operations based on the nature of the services rendered.

The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. During the fiscal year ended June 30, 2026, the Company recorded measurement period adjustments which did not have material impacts on goodwill. The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed, inclusive of measurement period adjustments (in thousands):

Amount
Cash paid	$51,049
Fair value of equity consideration	384
Total purchase consideration	$51,433

Goodwill	$39,595
Client relationships	3,180
Trademarks and trade names	22
Core technology	9,030
Backlog	27
Net liabilities acquired	(421)
Total	$51,433
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
The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$11,818
Holdback	1,691
Total purchase consideration	$13,509

Goodwill	$5,433
Core technology	6,800
Net assets acquired (inclusive of deferred tax assets of $253)	1,276
Total	$13,509
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
The following table summarizes the allocation of the consideration to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash paid	$2,149
Deferred consideration	1,262
Fair value of contingent consideration	99
Total purchase consideration	$3,510

Goodwill	$1,639
Core technology	1,265
Net assets acquired (inclusive of deferred tax liabilities of $240)	606
Total	$3,510
Pro forma financial information related to this acquisition has not been presented as the effects of the acquisition described above were not material to the Company’s consolidated financial results. Revenue and net loss attributable to TDI included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2024 were not material.
In January 2026, upon successfully completing the integration of TDI’s technology capabilities, including its Microsoft 365 integrations and collaboration software into Intapp’s platform, the Company initiated a restructuring plan (the “Netherlands Restructuring Plan”). The plan was designed to reduce costs and optimize the Company’s legal and operational structure by reducing its workforce and facility footprint in support of its long-term growth strategy. During the fiscal year ended June 30, 2026, the Company accelerated payments of deferred consideration and contingent consideration to TDI and made these payments in February 2026. For further information refer to Note 6. “Fair Value Measurements” and Note 17. “Restructuring.”

Note 5. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amounts of goodwill were as follows (in thousands):

Carrying Amount
Balance as of June 30, 2024	$285,969
Goodwill acquired during the period	39,586
Foreign currency translation adjustment	705
Balance as of June 30, 2025	$326,260
Purchase price adjustment	9
Foreign currency translation adjustment	(168)
Balance as of June 30, 2026	$326,101
No impairment of goodwill has been recorded for the fiscal years ended June 30, 2026, 2025, and 2024.
Intangible Assets
Intangible assets acquired through business combinations consisted of the following (in thousands):

	June 30, 2026
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,074	$(36,934)	$15,140
Non-compete agreements	3 to 5	4,907	(4,850)	57
Trademarks and trade names	Indefinite	4,778	—	4,778
Trademarks and trade names	5 to 10	3,625	(3,625)	—
Core technology	2 to 7	68,090	(59,064)	9,026
Backlog	2	1,027	(1,027)	—
Intangible assets, net		$134,501	$(105,500)	$29,001

	June 30, 2025
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,080	$(33,004)	$19,076
Non-compete agreements	3 to 5	4,907	(4,651)	256
Trademarks and trade names	Indefinite	4,683	—	4,683
Trademarks and trade names	5 to 10	7,844	(6,199)	1,645
Core technology	2 to 7	69,614	(54,595)	15,019
Backlog	2	1,027	(1,007)	20
Intangible assets, net		$140,155	$(99,456)	$40,699

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Cost of SaaS	$5,993	$6,541	$4,778
Sales and marketing	4,391	4,696	5,599
General and administrative	199	616	652
Total amortization expense	$10,583	$11,853	$11,029
During the fiscal year ended June 30, 2026, the Company recorded a non-cash impairment charge of $1.2 million related to certain intangible assets in connection with strategic rebranding initiatives, under which the Company discontinued the use of the affected trade names. The impairment charge represents the excess of the carrying value of the trade name intangible assets over its estimated fair value and is included in general and administrative expenses in the consolidated statements of operations.
As of June 30, 2026, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2027	$7,412
2028	6,915
2029	5,030
2030	2,295
2031	1,365
2032 and thereafter	1,206
Total remaining amortization	$24,223
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

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$100,384	$—	$—	$100,384
Other assets:
Convertible debt instrument	$—	$—	$2,990	$2,990
Total financial assets	$100,384	$—	$2,990	$103,374

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$243,232	$—	$—	$243,232
Other assets:
Convertible debt instrument	$—	$—	$—	$—
Total financial assets	$243,232	$—	$—	$243,232
Strategic Investments
As of June 30, 2026 and 2025, the total amount of strategic investments included in other assets on the Company’s consolidated balance sheets were $5.0 million and $2.0 million, respectively. The Company did not recognize any unrealized gain or loss on the strategic investments for the periods presented.
Financial Liabilities
In connection with the acquisition of TDI, the Company recorded a contingent consideration liability of $0.2 million on the acquisition date for the estimated fair value of the contingent consideration, which was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. During the fiscal year ended June 30, 2026, as a result of the Netherlands Restructuring Plan, the Company accelerated and paid $1.2 million related to the contingent consideration liability. Accordingly, the contingent consideration liability was nil and $0.1 million as of June 30, 2026 and 2025, respectively, which were included in other liabilities on the consolidated balance sheets.
In connection with the acquisition of Paragon Data Labs, Inc. in May 2023, the Company recorded a contingent consideration liability of $4.3 million on the acquisition date for the estimated fair value of the contingent consideration. The fair value was measured based on the probability of achieving certain performance measures pursuant to the acquisition agreement. During the fiscal year ended June 30, 2025, the Company made a fair value adjustment of $1.0 million based on the probability of achieving certain performance measures and paid $1.4 million related to the contingent consideration. During the fiscal year ended June 30, 2026, the Company made a fair value adjustment based on a finalized targeted earnout true-up and paid $0.5 million. Accordingly, the contingent consideration liability was nil as of June 30, 2026 and 2025, respectively.
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

Changes in contingent consideration liabilities were as follows (in thousands):

	Year Ended June 30,
	2026	2025
Balance, beginning of period	$86	$2,558
Payment of contingent consideration	(645)	(1,401)
Change of contingent consideration	566	(1,027)
Effect of foreign currency exchange rate changes	(7)	(44)
Balance, end of period	$—	$86
Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.
Note 7. Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Computer equipment and software	$5,681	$4,921
Capitalized internal-use software	41,249	31,564
Furniture and office equipment	2,620	2,459
Leasehold improvements	6,657	6,543
Total property and equipment	56,207	45,487
Less: accumulated depreciation and amortization	(29,243)	(22,330)
Property and equipment, net	$26,964	$23,157
Depreciation expense, excluding the amortization of capitalized internal-use software costs, was $2.2 million, $2.1 million, and $2.1 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. The impairment charges were not significant for any of the periods presented.
Refer to Note 8. “Internal-Use Software Costs” for additional information related to capitalized internal-use software costs.
Note 8. Internal-Use Software Costs
Capitalized Internal-Use Software
Capitalized internal-use software costs, net consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Capitalized internal-use software costs	$41,249	$31,564
Less: Accumulated amortization	(18,991)	(13,958)
Capitalized internal-use software costs, net	$22,258	$17,606
Activity related to capitalized internal-use software costs was as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Additions to capitalized internal-use software (1)	$9,685	$8,085	$6,723
Amortization (2)	$5,033	$3,726	$3,597
(1)Additions to capitalized stock-based compensation costs, which are included in these amounts, was $2.2 million, $0.5 million, and not material during the fiscal years ended June 30, 2026, 2025, and 2024, respectively.
(2)Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts was not material for the periods presented.

The Company has not recorded any material impairment charges in any of the periods presented.
Capitalized Cloud Computing Implementation Costs
Capitalized cloud computing implementation costs, net consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Capitalized cloud computing implementation costs	$9,528	$8,464
Less: Accumulated amortization	(2,923)	(865)
Capitalized cloud computing implementation costs, net	$6,605	$7,599
Capitalized cloud computing implementation costs included in prepaid expenses	$2,798	$1,979
Activity related to capitalized cloud computing implementation costs was as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Additions to capitalized cloud computing implementation costs (1)	$2,230	$4,371	$4,093
Amortization (2)	$2,058	$865	$—
(1)Additions to capitalized stock-based compensation expense, which are included in these amounts, was $0.1 million, $0.2 million, and not material for fiscal years ended June 30, 2026, 2025, and 2024, respectively.
(2)Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts was not material for the periods presented.
During the fiscal year ended June 30, 2026, the Company recorded impairment charges from its digital transformation initiative of $1.2 million which were included in general and administrative expense on the consolidated statement of operations. The Company did not record any material impairment charges for the fiscal years ended June 30, 2025 and June 30, 2024.
Note 9. Leases
The Company leases the majority of its office space in the U.S., U.K., Portugal, Germany, Ukraine and Singapore under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to five years.
During the fiscal year ended June 30, 2025, the Company amended the lease in Palo Alto, California to extend the existing leased office space for an additional twelve months through August 2026. In June 2026, the Company further amended the lease in Palo Alto to extend the existing leased office space through August 2028. The Company accounts for these lease extensions as lease modifications and recorded an adjustment of $4.7 million and $2.5 million to the operating ROU asset and operating lease liability on the consolidated balance sheets as of June 30, 2026 and 2025, respectively.
The components of lease costs were as follows (in thousands):

	Year Ended June 30,
Operating Leases:	2026	2025	2024
Operating lease cost	$7,576	$6,612	$6,353
Short-term lease cost	1,173	1,817	1,290
Variable lease cost	504	477	455
The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (in years)	3.3	4.4
Weighted-average discount rate	6.6%	6.8%

The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Year Ended June 30,
	2026	2025
Cash payments included in the measurement of operating lease liabilities	$8,804	$6,847
ROU assets obtained in exchange for new operating lease liabilities	7,630	2,084
Current operating lease liabilities of $7.0 million and $6.5 million were included in other current liabilities on the Company’s consolidated balance sheets as of June 30, 2026 and 2025, respectively.
As of June 30, 2026, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2027	$8,216
2028	7,906
2029	5,559
2030	3,720
2031	—
2032 and thereafter	—
Total lease payments	25,401
Less: imputed interest	(2,565)
Present value of operating lease liabilities	$22,836
Note 10. Commitments and Contingencies
Other Purchase Commitments
The Company’s other purchase commitments primarily consist of third-party cloud infrastructure and support services and software subscriptions. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2026 are as follows (in thousands):

Year Ending June 30,	Amount
2027	$6,536
2028	4,361
2029	1,941
2030	944
2031	944
2032 and thereafter	433
$15,159
In December 2021, the Company entered into an agreement with Microsoft, pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further twelve month period to the end of December 2029. As of June 30, 2026, the Company had $54.0 million remaining on this commitment.

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
Note 11. Debt
On October 5, 2021, the Company entered into a Credit Agreement, as amended on June 6, 2022 and further amended on November 17, 2022 (the “JPMorgan Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”). The JPMorgan Credit Agreement provided for a five-year, senior secured revolving credit facility of $100.0 million with a subfacility for letters of credit in the aggregate amount of up to $10.0 million (the “JPMorgan Credit Facility”). The JPMorgan Credit Agreement also provided that the Company may seek additional revolving credit commitments in an aggregate amount not to exceed $50.0 million, subject to certain administrative procedures, including approval by the Administrative Agent. Future borrowings under the JPMorgan Credit Facility bore interest, at the Company’s election, at an annual rate based on either (a) an adjusted SOFR (as described in the JPMorgan Credit Agreement) plus a percentage spread (ranging from 1.75% to 2.50%) or (b) an alternate base rate (as described in the JPMorgan Credit Agreement) plus a percentage spread (ranging from 0.75% to 1.50%), in each case based on the Company’s total net leverage ratio. In addition, a commitment fee was accrued with respect to the unused amount of the JPMorgan Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on the Company’s total net leverage ratio.
In connection with the execution of the JP Morgan Credit Agreement, the Company also entered into a pledge and security agreement (the “JPMorgan Security Agreement”) dated as of October 5, 2021 among the Company, the subsidiary grantors thereto and JPMorgan, as administrative agent for the secured parties. Under the Security Agreement, borrowings under the JPMorgan Credit Facility were secured by a first priority pledge of all of the capital stock and substantially all of the assets (excluding real estate interests) of each subsidiary of the Company and the subsidiary guarantors.
The JPMorgan Credit Agreement provided that the Company must maintain compliance with a maximum consolidated total net leverage ratio covenant, as determined in accordance with the JPMorgan Credit Agreement. It also contained affirmative, negative and financial covenants, including limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default.
The Company was in compliance with all covenants as of June 30, 2026. As of June 30, 2026, there were no outstanding borrowings under the JPMorgan Credit Facility.
Subsequent to fiscal year ended June 30, 2026, on July 7, 2026, the Company entered into a Credit Agreement, (the “UBS Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent (“UBS”). For further information, refer to Note 18. “Subsequent Event”.
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
Both the 2021 Plan and ESPP include a provision to increase the share reserves on July 1 of each year through 2031. On July 1, 2026, 4,230,336 and 846,067 shares were added to the 2021 Plan and ESPP, respectively.

As of June 30, 2026, shares of common stock reserved for future issuance were as follows (in thousands):

June 30, 2026
Stock plans:
Outstanding stock options	1,567
Unvested PSUs and RSUs	6,505
Reserved for ESPP	4,261
Reserved for future stock award grants	7,489
Total shares of common stock reserved for issuance	19,822
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
Stock option activity under the Company’s equity incentive plans during the fiscal years ended June 30, 2026 and 2025 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2024	6,866	$10.40	4.4	$180,360
Exercised	(4,212)	9.70
Forfeited	(26)	21.91
Balance as of June 30, 2025	2,628	$11.42	3.8	$105,632
Exercised	(1,050)	9.90
Forfeited	(11)	17.54
Balance as of June 30, 2026	1,567	$12.39	3.3	$20,343
Vested and exercisable as of June 30, 2026	1,567	$12.39	3.3	$20,343
Vested and expected to vest as of June 30, 2026	1,567	$12.39	3.3	$20,343
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.
There were no stock options granted during the fiscal years ended June 30, 2026 and June 30, 2025. The total intrinsic value of stock options exercised during the fiscal years ended June 30, 2026, 2025, and 2024 was $30.6 million, $179.9 million, and $86.7 million, respectively.
During the fiscal years ended June 30, 2026, 2025, and 2024, the proceeds from option exercises totaled $10.4 million, $40.8 million and $30.7 million, respectively.

PSUs and RSUs
During the fiscal year ended June 30, 2026, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and consolidated profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.
PSU activity during the fiscal years ended June 30, 2026 and 2025 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2024	2,550	$29.48
Granted	1,224	40.43
Vested	(1,586)	27.18
Forfeited	(178)	29.32
Balance as of June 30, 2025	2,010	$37.98
Granted	1,073	45.83
Vested	(867)	38.46
Forfeited	(299)	34.57
Balance as of June 30, 2026	1,917	$42.69
RSU activity during the fiscal years ended June 30, 2026 and 2025 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2024	2,524	$30.84
Granted	2,479	47.20
Vested	(1,338)	34.12
Forfeited	(359)	35.55
Balance as of June 30, 2025	3,306	$41.27
Granted	3,611	32.14
Vested	(1,776)	36.76
Forfeited	(553)	40.05
Balance as of June 30, 2026	4,588	$35.97

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense on the consolidated statements of operations as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
Cost of revenues
Cost of SaaS	$3,814	$3,174	$1,740
Cost of license	706	709	552
Cost of professional services	5,032	6,026	5,030
Research and development	36,281	24,309	14,854
Sales and marketing	35,641	24,557	17,312
General and administrative	38,509	29,311	20,407
Total stock-based compensation	$119,983	$88,086	$59,895
The Company recognized related income tax benefit of $3.1 million, $2.5 million, and $1.1 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.
In connection with certain restructuring activities, the Company modified and accelerated the vesting of certain RSU awards held by individuals impacted by the restructuring. The modification affected 15 individuals and a total of 40,951 PSU and RSU awards. As a result of this modification, the Company accelerated and recognized $1.6 million of stock-based compensation expense during the fiscal year ended June 30, 2026.
As of June 30, 2026, there was approximately $177.0 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.2 years.
2021 Employee Stock Purchase Plan
Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period that begins on June 1 and December 1 of each year and each offering period consists of one six-month purchase period. During the fiscal years ended June 30, 2026 and 2025, 154,345 shares and 112,489 shares were purchased under the ESPP, respectively.
The fair value of ESPP shares was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year Ended June 30,
	2026	2025	2024
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.8%	4.4%	5.4%
Expected volatility	55%	47%	46%
Expected term (in years)	0.5	0.5	0.5
As of June 30, 2026, total unrecognized compensation cost related to the ESPP was $0.7 million, which will be amortized over a weighted-average vesting term of 0.4 years.

Note 13. Income Taxes
The components of net loss before income taxes are as follows (in thousands):

	Year Ended June 30,
	2026	2025	2024
U.S.	$(48,232)	$(30,981)	$(34,220)
Foreign	10,996	14,843	4,314
Total	$(37,236)	$(16,138)	$(29,906)
The income tax expense consists of the following (in thousands):

	Year Ended June 30,
	2026	2025	2024
Current:
Federal	$—	$—	$—
State	293	253	1,307
Foreign	4,858	1,378	830
	5,151	1,631	2,137
Deferred:
Federal	—	—	—
State	(27)	(84)	34
Foreign	(1,050)	532	(56)
	(1,077)	448	(22)
Income tax expense	$4,074	$2,079	$2,115

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate after the adoption of ASU 2023-09 as follows (in thousands):

	Year Ended June 30, 2026
	Amount	%
US federal statutory tax rate (country of domicile)	$(7,820)	21%
State & local income taxes, net of federal effect (a)	(413)	1%
Foreign tax effects
Germany
Local Taxes	735	(2)%
Other	310	(1)%
Netherlands	428	(1)%
Other foreign jurisdiction	25	—%
Changes in tax laws or rates in current period	—	—%
Cross border tax laws
Global intangible low-taxed income	1,785	(5)%
Other	255	(1)%
Tax credits
Research and development (“R&D”) credits	(6,216)	17%
Changes in valuation allowance	5,622	(15)%
Nontaxable or nondeductible items
Nondeductible executive compensation	6,780	(18)%
Stock-based compensation	(191)	1%
Other	291	(1)%
Changes in unrecognized tax benefits	2,483	(7)%
Income tax expense / Effective tax rate	$4,074	(11)%
(a) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, New York and New York City.
The income tax expense differs from the amount computed by applying the statutory federal income tax rate prior to the adoption of ASU 2023-09 as follows (in thousands):

	Year Ended June 30,
	2025	2024
Federal tax expense (benefit):
At statutory rate	$(3,389)	$(6,280)
State tax, net of federal benefit	205	935
Research and development credits	(2,890)	(2,943)
Stock-based compensation	(29,058)	(9,364)
Acquisition-related transaction costs	(61)	162
Change in valuation allowance	37,771	19,448
Other	(499)	157
Income tax expense	$2,079	$2,115

Deferred tax assets and liabilities are as follows (in thousands):

	Year Ended June 30,
	2026	2025
Deferred tax assets:
Nondeductible accrued expenses	$4,106	$2,614
Net operating loss carryforwards	51,207	47,217
Research and development credits	19,265	13,773
Section 174 capitalization	72,537	74,073
Stock-based compensation	7,952	6,594
Interest carryforwards	5,846	10,828
Lease liability	5,528	—
Intangible assets	913	—
Deferred revenue	240	201
Other	43	36
Valuation allowance	(149,209)	(144,693)
Total deferred tax assets	18,428	10,643
Deferred tax liabilities:
Deferred sales commission	(8,728)	(7,133)
Fixed assets	(5,035)	(4,115)
Right-of-use assets	(4,745)	—
Intangible assets	—	(551)
Total deferred tax liabilities	(18,508)	(11,799)
Net deferred tax liabilities	$(80)	$(1,156)
As of June 30, 2026, the Company has federal and state net operating loss carryforwards of approximately $194.9 million and $171.8 million, respectively, which expire beginning in fiscal year 2034 for federal and fiscal year 2027 for certain states.
As of June 30, 2026, the Company has federal and state research credits carryforwards of approximately $22.0 million and $9.3 million, respectively, expiring beginning in fiscal year 2027 for federal. The state credits can be carried forward indefinitely.
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
As a result of this analysis as of June 30, 2026 and 2025, the Company has determined that it is more likely than not that it will not realize the benefits of its deferred tax assets due to continuing losses, and therefore has recorded a valuation allowance of $149.2 million and $144.7 million, respectively, to reduce the carrying value of its deferred tax assets.
At June 30, 2026, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used to fund operations domestically, settle a portion of the outstanding debt obligations, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $52.7 million. Substantially all of these earnings will not be taxable upon repatriation to the U.S. since under the Tax Cuts and Jobs Act, they will be treated as previously taxed income or benefit from the dividends received deduction. The withholding taxes related to the distributable earnings of the Company’s foreign subsidiaries are not expected to be material.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2026 and 2025, the Company had no accrued interest and penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is currently under audit by the Internal Revenue Service and by the German tax authorities. Our tax returns remain open to examination as follows: U.S. federal and states, all tax years; and significant foreign jurisdictions, generally 2020 through 2025.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	June 30,
	2026	2025	2024
Beginning of the year, unrecognized tax benefits	$8,522	$6,876	$5,311
Increases, prior year tax positions	653	119	173
Increases, current year tax positions	1,830	1,527	1,392
End of the year, unrecognized tax benefits	$11,005	$8,522	$6,876
As of June 30, 2026 and 2025, unrecognized tax benefits approximated $11.0 million and $8.5 million, respectively, of which none of the tax benefits would affect the effective tax rate if recognized. There are no interest and penalties accrued as of June 30, 2026.
Cash paid for income taxes, net of refunds received, for the fiscal year ended June 30, 2026 is as follows (in thousands):

Year Ended June 30, 2026

Federal	$—
State
New York	144
New York City	86
Illinois	(111)
Other	162
Foreign
Australia	69
Netherlands	612
United Kingdom	196
Portugal	102
Other	70
Total cash paid for income taxes, net of refunds received	$1,330
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

Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2026	2025	2024
Numerator:
Net loss	$(41,310)	$(18,217)	$(32,021)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	79,618	78,710	71,488
Net loss per share, basic and diluted	$(0.52)	$(0.23)	$(0.45)
The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Year Ended June 30,
	2026	2025	2024
Outstanding stock options to purchase common stock	1,567	2,628	6,866
Unvested PSUs and RSUs	6,505	5,316	5,137
Shares issuable under ESPP	103	57	12
Total	8,175	8,001	12,015
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
During the fiscal year ended June 30, 2026, the Company repurchased approximately 8.4 million shares of its common stock for $275.0 million, excluding broker fees (consisting of $150.0 million under the program authorized on August 7, 2025 and $125.0 million under the program authorized on January 29, 2026). The repurchased shares of common stock were retired. As of June 30, 2026, $75.0 million remained available and authorized for repurchases. Additionally, in connection with the share repurchase, the Company accrued $1.7 million of excise tax for the fiscal year ended June 30, 2026.

Note 16. Employee Benefit Plans
On December 22, 2012, the Company adopted a 401(k) plan (the “401(k) Plan”) for all U.S. employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The Company may make discretionary and matching contributions to the 401(k) Plan. Employees are immediately vested 100% in the Company’s matching contributions. The Company incurred matching expenses of $4.9 million, $4.7 million, and $4.3 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. The Company also offers pension benefits through company funded employee contributions in the U.K., Australia, Singapore, Germany, Netherlands, Ireland, and Canada for employees who have met certain eligibility requirements. The Company incurred employee pension contribution expenses of $3.2 million, $2.8 million, and $2.4 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.
Note 17. Restructuring
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
During the fiscal year ended June 30, 2026, the Company incurred $3.5 million in restructuring costs in connection with the Netherlands Restructuring Plan. These costs comprised of charges of $2.8 million, which included $0.9 million employee severance and related benefits and $1.9 million other costs, and charges of $0.7 million related to stock-based compensation for acceleration of certain equity awards. Others costs primarily relate to the acceleration and waiver of certain service and performance conditions associated with the acquisition of TDI in a prior year, resulting in an incremental $1.2 million deferred consideration and $0.6 million contingent consideration expense for the fiscal year ended June 30, 2026. The Company finalized the Netherlands Restructuring Plan in the fourth quarter of fiscal year 2026.
Additionally, during the fiscal year ended June 30, 2026, the Company undertook various other restructuring activities (the "Other Plans") to prioritize the Company's investments and resources and optimize its organizational structure to further support its long-term growth strategy. As part of the Other Plans, the Company incurred a total of $4.9 million in restructuring charges, which included $4.0 million severance and related benefits and charges of $0.9 million related to stock-based compensation for acceleration of certain equity awards. The Company plans to substantially complete the Other Plans by the first quarter of fiscal year 2027.
Other restructuring costs for the fiscal year ended June 30, 2025 were not material.
The following tables summarize the Company's restructuring costs in the consolidated statements of operations as follows (in thousands):

	Year Ended June 30, 2026
	Severance	Stock-based Compensation	Others	Total, Netherlands Restructuring Plan	Other Plans	Total
Cost of revenues
Cost of SaaS	$37	$26	$—	$63	$33	$96
Cost of license	8	—	—	8	2	10
Cost of professional services	52	20	—	72	77	149
Research and development	772	654	1,744	3,170	4,202	7,372
Sales and marketing	—	—	—	—	146	146
General and administrative	—	—	156	156	406	562
Total restructuring costs	$869	$700	$1,900	$3,469	$4,866	$8,335
Changes in the carrying amount of restructuring liabilities included in Accrued expenses on the consolidated balance sheets, were as follows (in thousands):

Year Ended June 30,
2026
Beginning of the period	$166
Accrual reclassification(1)	2,066
Restructuring costs	4,849
Cash payments	(3,830)
End of the period	$3,251
(1) TDI related contingent and deferred consideration, and accrued bonus previously accrued in other current and other long-term liabilities and accrued compensation, respectively.
Note 18. Subsequent Event
On July 7, 2026, the Company entered into a Credit Agreement, (the “UBS Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent (“UBS”). The UBS Credit Agreement provides for a five-year, senior secured revolving credit facility of $150 million with a subfacility for letters of credit in the aggregate amount of up to $10 million (the “UBS Revolving Credit Facility”). The UBS Credit Agreement also provides that the Company may seek additional revolving credit commitments in an aggregate amount not to exceed $75 million; provided, however, that subject to certain conditions set forth in the UBS Credit Agreement, the Company may seek additional incremental commitments, including term loan commitments (each as defined in the UBS Credit Agreement), in excess of such amount. Proceeds of borrowings under the UBS Revolving Credit Facility will be used for working capital and general corporate purposes of the Company and its subsidiaries, including acquisitions and to provide credit support for the Company's existing letter of credit previously issued under the JPMorgan Credit Agreement. No amounts have been borrowed under the UBS Revolving Credit Facility.
Future borrowings under the UBS Revolving Credit Facility will bear interest, at the Company’s election, at an annual rate based on either (a) Term SOFR (as described in the Credit Agreement) plus a percentage spread (ranging from 1.50% to 2.25%) or (b) an alternate base rate (as described in the Credit Agreement) plus a percentage spread (ranging from 0.50% to 1.25%), in each case based on the Company’s total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the UBS Revolving Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on the Company’s total net leverage ratio. The UBS Credit Agreement provides for customary benchmark replacement and rate fallback provisions, including a fallback to Daily Simple SOFR plus an applicable percentage spread (ranging from 1.50% to 2.25%) upon the occurrence of a Benchmark Transition Event (each as defined in the Credit Agreement).
Upon entering into the UBS Credit Agreement, the Company terminated the JPMorgan Credit Agreement and JPMorgan Security Agreement.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Rule 10b5-1 Trading Plans
George Neble, a member of our Board of Directors, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) on May 13, 2026, which has an end date of May 31, 2027. Mr. Neble's Rule 10b5-1 Plan provides for the potential sale of up to 5,124 shares of Intapp common stock.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website (investors.intapp.com) under “Governance.” The Code of Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K by reference or otherwise.
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
John Hall (53), Chairman and Chief Executive Officer
John Hall has served as a director and our Chief Executive Officer since 2007. Prior to joining us, Mr. Hall was an early executive at VA Linux Systems and helped lead the company from its startup phase to its initial public offering.
David H. Morton, Jr. (54), Chief Financial Officer
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
Thad Jampol (50), Co-founder and Chief Product Officer
Thad Jampol is our Co-Founder and has served as our Chief Product Officer since 2000. Mr. Jampol is the architect of the Intapp platform. Mr. Jampol received a B.S. from the University of California, Los Angeles in Computer Science.
Don Coleman (51), Chief Operating Officer
Don Coleman has served as our Chief Operating Officer since 2003. Over more than two decades with the Company, Mr. Coleman has led the teams that grew the Company's revenue from its pre-revenue stage through its emergence as a global, publicly traded company. Earlier in his career, Mr. Coleman held mergers and acquisitions roles at Excite@Home, a pioneering provider of internet media services, and co-founded Stanford Student Enterprises. Mr. Coleman received a B.A. and B.S. from Stanford University in Economics and Biology.

Lyra Schramm (52), Chief People and Places Officer
Lyra Schramm has served as our Chief People and Places Officer since July 2026. Prior to joining the Company, Ms. Schramm served as Executive Vice President and Chief People Officer of F5, Inc. from April 2024 to June 2026. Prior to joining F5, Ms. Schramm served in various leadership roles at Alphabet Inc. from May 2015 to April 2024, including Vice President, Strategy & Innovation from September 2021 to April 2024. Ms. Schramm received a B.A. from Washington State University in Marketing.
Dustin Sedgwick (41), Chief Marketing Officer
Dustin Sedgwick has served as Chief Marketing Officer of the Company since August 2025. Prior to joining the Company, Mr. Sedgwick was Chief Marketing Officer, Payments of JPMorgan Chase & Co. from April 2021 to August 2025. Prior to joining JPMorgan Chase & Co., Mr. Sedgwick held various marketing leadership positions at Microsoft Corporation from 2011 to April 2021. Mr. Sedgwick received a B.A. from Princeton University in Economics and an M.B.A. from Harvard Business School.
Ben Harrison (41), President, Industries
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
The remaining information required by this Item is incorporated herein by reference to the sections titled “Board of Directors,” Election of Directors” and “Corporate Governance” of the definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2026.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the sections titled “Board of Directors – Director Compensation,” “Corporate Governance – Compensation Interlocks and Insider Participation,” “Executive Compensation,” “Executive Compensation Tables” and “CEO Pay Ratio” of the definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance” of the definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2026.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the section titled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the definitive proxy statement for our 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after June 30, 2026.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Consolidated Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
2.Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
3.Exhibits
See the Exhibit Index of this Annual Report on Form 10-K set forth below.

Item 16. Form 10-K Summary
None.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Intapp, Inc.	8-K	001-40550	July 6, 2021	3.1

3.2	Amended and Restated Bylaws of Intapp, Inc.	10-K	001-40550	August 20, 2025	3.2

4.1	Description of Capital Stock					X

10.1+	Intapp, Inc. Amended and Restated 2012 Stock Option and Grant Plan	S-8	333-257507	June 29, 2021	99.1

10.2+	Intapp, Inc. 2021 Employee Stock Purchase Plan	S-8	333-257507	June 29, 2021	99.2

10.3+	Intapp, Inc. 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.3

10.4+	Form of Restricted Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.4

10.5+	Form of Performance Share Unit Award Agreement under the 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.5

10.6+	Form of Stock Option Award Agreement under the 2021 Omnibus Incentive Plan	S-8	333-257507	June 29, 2021	99.6

10.7+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-256812	June 4, 2021	10.9

10.8	Second Amended and Restated Stockholders Agreement, dated as of July 2, 2021, by and among Intapp, Inc., Great Hill Equity Partners IV, L.P., Great Hill Investors, LLC and Anderson Investments Pte. Ltd.	8-K	001-40550	July 6, 2021	10.1

10.9	Third Amended and Restated Registration Rights Agreement, dated July 1, 2026, by and among Intapp, Inc., Anderson Investments Pte. Ltd., Aranda Investments Pte. Ltd. and John Hall	8-K	001-40550	July 7, 2026	10.1

10.10+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and John Hall	S-1/A	333-256812	June 24, 2021	10.12

10.11+	Employment Agreement, dated as of June 29, 2021, by and between Intapp, Inc. and Donald Coleman	10-K	001-40550	September 15, 2021	10.11

10.12+	Employment Agreement, dated as of June 18, 2021, by and between Intapp, Inc. and Thad Jampol	S-1/A	333-256812	June 24, 2021	10.14

10.13+	Employment Agreement between the Company and David Morton, dated July 11, 2023	8-K	001-40550	July 13, 2023	10.1

10.14+	Consulting Agreement, dated March 1, 2016, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.16

10.15+	First Amendment to Consulting Agreement, dated April 28, 2017, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.17

10.16+	Second Amendment to Consulting Agreement, dated January 1, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.18

10.17+	Third Amendment to Consulting Agreement, dated April 29, 2019, by and between Integration Appliance, Inc. and Ralph Baxter	S-1	333-256812	June 4, 2021	10.19

10.18+	Fourth Amendment to Consulting Agreement, dated December 18, 2019, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.20

10.19+	Fifth Amendment to Consulting Agreement, dated June 16, 2020, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1	333-256812	June 4, 2021	10.21

10.20+	Sixth Amendment to Consulting Agreement, dated June 20, 2021, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	S-1/A	333-256812	June 21, 2021	10.22

10.21†	Credit Agreement, dated as of July 7, 2026, by and among the Company, the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent.					X

10.22†	Pledge and Security Agreement, dated as of July 7, 2026, by and among the Company, the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as collateral agent.					X

10.24+	Seventh Amendment to Consulting Agreement, dated June 23, 2022, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	September 9, 2022	10.24

10.26+	Eighth Amendment to Consulting Agreement, dated June 23, 2023, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	September 7, 2023	10.26

10.27+	Ninth Amendment to Consulting Agreement, dated June 30, 2024, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	August 26, 2024	10.29

10.28+	Employment Agreement, dated as of June 29, 2021, by and between Intapp, Inc. and Ben Harrison	10-K	001-40550	August 26, 2024	10.30

10.29+	Amendment to Employment Agreement, dated as of April 14, 2025, by and between Intapp, Inc. and Ben Harrison	10-Q	001-40550	May 6, 2025	10.1

10.30+	Amendment to Employment Agreement, dated as of April 2, 2025, by and between Intapp, Inc. and David Morton	10-Q	001-40550	May 6, 2025	10.2

10.31+	Amendment to Employment Agreement, dated as of April 2, 2025, by and between Intapp, Inc. and Donald Coleman	10-Q	001-40550	May 6, 2025	10.3

10.32+	Amendment to Employment Agreement, dated as of April 8, 2025, by and between Intapp, Inc. and John Hall	10-Q	001-40550	May 6, 2025	10.4

10.33+	Amendment to Employment Agreement, dated as of April 7, 2025, by and between Intapp, Inc. and Thad Jampol	10-Q	001-40550	May 6, 2025	10.5

10.34+	Tenth Amendment to Consulting Agreement, dated June 30, 2025, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	August 20, 2025	10.34

10.35+	Eleventh Amendment to Consulting Agreement, dated July 2, 2026, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.					X

10.36+	Amended and Restated Employment Agreement, dated as of August 25, 2025, by and between Intapp, Inc. and Dustin Sedgwick					X
19.1	Insider Trading Policy	10-K	001-40550	August 20, 2025	19.1

21.1	List of Subsidiaries					X

23.1	Consent of Deloitte & Touche LLP					X

24.1	Power of Attorney (included in signature pages hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy	10-K	001-40550	August 26, 2024	97.1

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

+Indicates a management contract or compensatory plan
†Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Intapp, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon its request.
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

Intapp, Inc.

Date: August 13, 2026	By:	/s/ John Hall
Name: John Hall
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ David Morton
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

Name	Title	Date
/s/ John Hall	Chief Executive Officer and Director (principal executive officer)	August 13, 2026
John Hall

/s/ David Morton	Chief Financial Officer (principal financial and accounting officer)	August 13, 2026
David Morton

/s/ Beverly Allen	Director	August 13, 2026
Beverly Allen

/s/ Ralph Baxter	Director	August 13, 2026
Ralph Baxter

/s/ Martin Fichtner	Director	August 13, 2026
Martin Fichtner

/s/ Nancy Harris	Director	August 13, 2026
Nancy Harris

/s/ Charles Moran	Director	August 13, 2026
Charles Moran

/s/ George Neble	Director	August 13, 2026
George Neble

/s/ Marie Wieck	Director	August 13, 2026
Marie Wieck