Form 10-Q
period 2026-09-30
Intapp, Inc.
filed 2026-10-27
CIK 1565687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 20, 2026, the registrant had 76,651,377 shares of common stock outstanding.

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
You should read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
You should read this Quarterly Report on Form 10-Q completely, and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INTAPP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$147,694	$162,813
Restricted cash	200	200
Accounts receivable, net of allowance of $1,308 and $1,184 as of September 30, 2026 and June 30, 2026, respectively	55,521	102,850
Unbilled receivables, net	10,149	10,619
Other receivables, net	1,877	3,089
Prepaid expenses	15,809	14,856
Deferred commissions, current	20,341	20,751
Total current assets	251,591	315,178
Property and equipment, net	28,065	26,964
Operating lease right-of-use assets	18,172	19,788
Goodwill	326,101	326,101
Intangible assets, net	27,143	29,001
Deferred commissions, noncurrent	24,069	25,343
Other assets	11,889	11,283
Total assets	$687,030	$753,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,836	$13,617
Accrued compensation	27,075	54,742
Accrued expenses	6,657	9,665
Deferred revenue, net	288,134	315,113
Other current liabilities	9,873	12,699
Total current liabilities	349,575	405,836
Deferred tax liabilities	722	757
Deferred revenue, noncurrent	2,279	2,556
Operating lease liabilities, noncurrent	14,292	15,863
Other liabilities	11,959	11,043
Total liabilities	378,827	436,055
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value per share, 700,000 shares authorized; 76,632 and 76,498 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively	76	76
Additional paid-in capital	1,158,021	1,141,116
Accumulated deficit	(849,894)	(823,589)
Total stockholders’ equity	308,203	317,603
Total liabilities and stockholders’ equity	$687,030	$753,658
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,
	2026	2025
Revenues:
Subscription	$125,488	$97,524
License	23,030	29,187
Professional services	12,744	12,316
Total revenues	161,262	139,027
Cost of revenues:
Subscription	19,604	17,860
License	1,158	1,568
Professional services	14,894	15,768
Total cost of revenues	35,656	35,196
Gross profit	125,606	103,831
Operating expenses:
Research and development	40,823	40,934
Sales and marketing	57,783	48,786
General and administrative	28,062	28,566
Total operating expenses	126,668	118,286
Operating loss	(1,062)	(14,455)
Interest and other income, net	843	1,059
Net loss before income taxes	(219)	(13,396)
Income tax expense	(1,087)	(957)
Net loss	$(1,306)	$(14,353)
Net loss per share, basic and diluted	$(0.02)	$(0.18)
Weighted-average shares used to compute net loss per share, basic and diluted	76,593	81,878
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2026	2025
Net loss	$(1,306)	$(14,353)
Other comprehensive income:
Foreign currency translation adjustments	—	(169)
Foreign currency impact from dissolution of subsidiary	—	799
Other comprehensive income	—	630
Comprehensive loss	$(1,306)	$(13,723)
See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2026	76,498	$76	$1,141,116	$—	$(823,589)	$317,603
Issuance of common stock upon exercise of stock options	148	—	1,594	—	—	1,594
Vesting of performance stock units and restricted stock units, net of shares withheld for taxes	598	1	(18,205)	—	—	(18,204)
Repurchases of common stock	(612)	(1)	—	—	(24,999)	(25,000)
Stock-based compensation	—	—	33,516	—	—	33,516
Net loss	—	—	—	—	(1,306)	(1,306)
Balance as of September 30, 2026	76,632	$76	$1,158,021	$—	$(849,894)	$308,203

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2025	81,877	$82	$1,025,712	$(630)	$(505,399)	$519,765
Issuance of common stock upon exercise of stock options	340	—	2,802	—	—	2,802
Vesting of performance stock units and restricted stock units	583	1	(1)	—	—	—
Repurchases of common stock	(1,106)	(1)	—	—	(50,021)	(50,022)
Stock-based compensation	—	—	27,539	—	—	27,539
Foreign currency translation adjustments	—	—	—	(169)	—	(169)
Foreign currency impact from dissolution of subsidiary	—	—	—	799	—	799
Net loss	—	—	—	—	(14,353)	(14,353)
Balance as of September 30, 2025	81,694	$82	$1,056,052	$—	$(569,773)	$486,361

See accompanying notes to unaudited condensed consolidated financial statements.

INTAPP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,306)	$(14,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,899	4,572
Amortization of operating lease right-of-use assets	1,603	1,430
Accounts receivable allowances	170	467
Stock-based compensation	33,080	27,287
Change in fair value of contingent consideration	—	500
Deferred income taxes	(35)	(159)
Foreign currency impact from dissolution of subsidiary	—	799
Asset impairments	—	1,351
Other	57	38
Changes in operating assets and liabilities:
Accounts receivable	47,052	28,564
Unbilled receivables, current	470	1,871
Prepaid expenses and other assets	386	701
Deferred commissions	1,684	509
Accounts payable and accrued liabilities	(27,890)	(21,869)
Deferred revenue, net	(27,256)	(19,775)
Operating lease liabilities	(1,853)	(1,321)
Other liabilities	(1,642)	3,183
Net cash provided by operating activities	28,419	13,795
Cash Flows from Investing Activities:
Purchases of property and equipment	(330)	(558)
Capitalized internal-use software costs	(1,988)	(2,294)
Business combinations, net of cash acquired	—	(9)
Purchase of strategic investments	—	(2,990)
Net cash used in investing activities	(2,318)	(5,851)
Cash Flows from Financing Activities:
Proceeds from stock option exercises	1,594	2,802
Payments related to tax withholding for vested equity awards	(16,802)	—
Payments for debt transaction costs	(1,145)	—
Repurchases of common stock	(25,000)	(50,022)
Net cash used in financing activities	(41,353)	(47,220)
Effect of foreign currency exchange rate changes on cash and cash equivalents	133	(396)
Net decrease in cash, cash equivalents and restricted cash	(15,119)	(39,672)
Cash, cash equivalents and restricted cash - beginning of period	163,013	313,309
Cash, cash equivalents and restricted cash - end of period	$147,894	$273,637
Reconciliation of cash, cash equivalents and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$147,694	$273,437
Restricted cash	200	200
Total cash, cash equivalents and restricted cash	$147,894	$273,637
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of tax refunds	$1,551	$226
Non-Cash Investing and Financing Activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$163	$463
Capitalized internal-use software costs in accounts payable and accrued liabilities	$371	$439
Contingent consideration and acquisition holdbacks in accounts payable, accrued expenses and other liabilities	$—	$1,652
Stock-based compensation expense capitalized in internal-use software costs, net	$452	$183
Unpaid accrued tax withholding for vested equity awards	$1,404	$—
See accompanying notes to unaudited condensed consolidated financial statements.

Intapp, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Intapp, Inc. (“Intapp” or the “Company”) is a leading global provider of AI-powered solutions for the world’s premier accounting, consulting, investment banking, legal, private capital and real assets firms. The Company's vertical cloud solutions help professionals apply their collective expertise to make smarter decisions, manage risk, increase competitive advantage and drive new growth. Using the power of AI, the Company's purpose-built vertical cloud solutions span the critical workflows, help firms accelerate the flow of information, activate expertise, empower teams, strengthen client relationships, reduce risk, and adapt more quickly in a highly complex ecosystem. The Company serves clients primarily in the United States (“U.S.”) and the United Kingdom (“U.K.”). References to “the Company,” “us,” “we,” or “our” in these unaudited condensed consolidated financial statements refer to the consolidated operations of Intapp and its consolidated subsidiaries.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed with the SEC on August 14, 2026. The unaudited condensed consolidated financial statements include accounts of the Company and its consolidated subsidiaries, after eliminating all inter-company transactions and balances.
The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal and recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other period.
Certain prior period amounts reported in our unaudited condensed consolidated financial statements and notes thereto have been renamed to conform to the current year presentation. Effective July 1, 2026, the Company adjusted the naming of “SaaS revenues” to be “subscription revenues” on the unaudited condensed consolidated statements of operations. The presentation of cost of revenues has been conformed to reflect the changes related to the presentation of revenues. Such changes related to the presentation of revenues and cost of revenues did not affect total revenues, operating loss, or net loss. There was no change to the Company's revenue recognition policy, except for the change in naming noted herein.
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

Significant Accounting Policies
There have been no material changes, other than those listed below, to the Company’s significant accounting policies as described in Note 2. “Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
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
The CODM is regularly provided with expenses related to cost of revenues, including cost of subscription, license, and professional services, research and development, sales and marketing, and general and administrative at the consolidated level to manage the Company’s operations, which are identified as significant segment expenses. Since the Company operates as a single operating and reportable segment, these significant segment expenses are the costs and expenses presented on the unaudited condensed consolidated statements of operations. In addition, the Company has concluded that stock-based compensation disclosed in Note 10. “Stock-Based Compensation” and amortization of acquired intangible assets disclosed in Note 4. “Goodwill and Intangible Assets” also qualify as significant segment expenses. Accordingly, the CODM assesses performance and decides how to allocate resources based on consolidated net loss, as reported on the unaudited condensed consolidated statements of operations. Consolidated net loss is used to monitor budget versus actual results in assessing the overall profitability of the business and to guide decisions on how to invest in and grow the business. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. Other segment items which represent segment expenses that are not significant include interest and other income, net and income tax expense which are reflected in the unaudited condensed consolidated statements of operations.
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
No client individually accounted for 10% or more of the Company’s revenues for either of the three months ended September 30, 2026 and 2025. As of September 30, 2026, no client individually accounted for more than 10% of the Company’s total accounts receivable. As of June 30, 2026, one client individually accounted for 14% of the Company’s total accounts receivable.

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. The Company adopted this standard effective on July 1, 2026 on a prospective basis. The adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.
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
Note 3. Revenues
Disaggregation of Revenues
Revenues by geography, based on the shipping address of our clients, were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
U.S.	$106,669	$97,010
U.K.	28,313	20,704
Rest of the world	26,280	21,313
Total	$161,262	$139,027
No country other than those listed above accounted for 10% or more of the Company’s total revenues during the three months ended September 30, 2026 and 2025.
Deferred Commissions
Deferred commissions were $44.4 million and $46.1 million as of September 30, 2026 and June 30, 2026, respectively. Amortization expense with respect to deferred commissions, which is included in Sales and marketing expense in the Company’s unaudited condensed consolidated statements of operations, was $6.4 million for the three months ended September 30, 2026, and $4.6 million for the three months ended September 30, 2025. There was no impairment loss in relation to the costs capitalized for the periods presented.
Contract Balances
The Company’s contract assets and liabilities were as follows (in thousands):

	September 30, 2026	June 30, 2026
Unbilled accounts receivable (1)	$10,149	$10,619
Deferred revenue, net	$290,413	$317,669
(1)Long-term portion is nil as of September 30, 2026 and June 30, 2026, respectively, and is included in Other assets on the unaudited condensed consolidated balance sheet.

There was no allowance for credit losses associated with unbilled receivables as of September 30, 2026 and June 30, 2026. During the three months ended September 30, 2026 and 2025, the Company recognized $135.0 million and $105.4 million in revenue pertaining to deferred revenue as of June 30, 2026 and 2025, respectively.
Remaining Performance Obligations
Remaining performance obligations represent non-cancelable contracted revenues that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods. A subscription is typically satisfied over one to three years, license is typically satisfied at a point in time, support services are generally satisfied within one year, and professional services are typically satisfied within one year. Professional services contracts are not included in the performance obligations amount.
As of September 30, 2026, approximately $799.4 million of revenues is expected to be recognized from remaining performance obligations with approximately 59% over the next 12 months and the remainder thereafter.
Note 4. Goodwill and Intangible Assets
Goodwill
There were no changes to the carrying amount of goodwill for the three months ended September 30, 2026.
Intangible Assets
Intangible assets acquired through business combinations consisted of the following (in thousands):

	September 30, 2026
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,074	$(37,917)	$14,157
Non-compete agreements	3 to 5	4,907	(4,865)	42
Trademarks and trade names	Indefinite	4,778	—	4,778
Core technology	2 to 7	68,090	(59,924)	8,166
Intangible assets, net		$129,849	$(102,706)	$27,143

	June 30, 2026
	Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Client relationships	9 to 15	$52,074	$(36,934)	$15,140
Non-compete agreements	3 to 5	4,907	(4,850)	57
Trademarks and trade names	Indefinite	4,778	—	4,778
Trademarks and trade names	5 to 10	3,625	(3,625)	—
Core technology	2 to 7	68,090	(59,064)	9,026
Backlog	2	1,027	(1,027)	—
Intangible assets, net		$134,501	$(105,500)	$29,001

Amortization expense related to acquired intangible assets was recognized as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Cost of subscription	$860	$1,711
Sales and marketing	984	1,100
General and administrative	15	57
Total amortization expense	$1,859	$2,868

As of September 30, 2026, the estimated future amortization expense for acquired intangible assets is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2027 (remaining 9 months)	$5,553
2028	6,915
2029	5,030
2030	2,295
2031	1,365
2032 and thereafter	1,207
Total remaining amortization	$22,365
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
Financial Assets
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of the date indicated by level within the fair value hierarchy (in thousands):

	September 30, 2026				June 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$101,399	$—	$—	$101,399	$100,384	$—	$—	$100,384
Other assets:
Convertible debt instrument	—	—	2,990	2,990	—	—	2,990	2,990
Total financial assets	$101,399	$—	$2,990	$104,389	$100,384	$—	$2,990	$103,374

Other financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued liabilities and other current liabilities, which are stated at their carrying value as it approximates fair value due to the short time to expected receipt or payment.
Strategic Investments
As of September 30, 2026 and June 30, 2026, the total amount of strategic investments included in Other assets on the Company’s unaudited condensed consolidated balance sheets were $5.0 million and $5.0 million, respectively. The Company did not recognize any unrealized gain or loss on the strategic investments for the periods presented.

Note 6. Internal-Use Software Costs
Capitalized Internal-Use Software Costs
Capitalized internal-use software costs, net consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Capitalized internal-use software costs	$43,993	$41,249
Less: Accumulated amortization	(20,514)	(18,991)
Capitalized internal-use software costs, net	$23,479	$22,258
Activity related to capitalized internal-use software costs was as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Additions to capitalized internal-use software (1)	$2,744	$1,992
Amortization (2)	$1,523	$1,180
(1)Additions to capitalized stock-based compensation costs, which is included in these amounts, were $0.5 million during the three months ended September 30, 2026 and were $0.2 million during the three months ended September 30, 2025.
(2)Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts, was not material during the three months ended September 30, 2026 and 2025, respectively.

Capitalized Cloud Computing Implementation Costs
Capitalized cloud computing implementation costs, net consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Capitalized cloud computing implementation costs	$10,423	$9,528
Less: Accumulated amortization	(3,847)	(2,923)
Capitalized cloud computing implementation costs, net	$6,576	$6,605
Capitalized cloud computing implementation costs included in prepaid expenses	$3,174	$2,798
Activity related to capitalized cloud computing implementation costs was as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Additions to capitalized cloud computing implementation costs (1)	$895	$1,047
Amortization (2)	$924	$413
(1)Additions to capitalized stock-based compensation costs, which is included in these amounts, were not material during the three months ended September 30, 2026 and were $0.1 million during the three months ended September 30, 2025.
(2)Amortization expense related to capitalized stock-based compensation costs, which is included in these amounts, was not material during the three months ended September 30, 2026 and 2025, respectively.
Note 7. Leases
The Company leases the majority of its office space in the U.S., U.K., Portugal, Germany, Ukraine, and Singapore under non-cancelable operating lease agreements, which have various expiration dates through June 2030, some of which include options to extend the leases for up to five years.

The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,
Operating Leases:	2026	2025
Operating lease cost	$1,958	$1,815
Short-term lease cost	$256	$268
Variable lease cost	$217	$152
The weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to measure the present value of the operating lease liabilities are as follows:

Lease Term and Discount Rate:	September 30, 2026	September 30, 2025
Weighted-average remaining lease term (in years)	3.1	4.1
Weighted-average discount rate	6.6%	6.7%
The following table presents supplemental cash flow information related to the Company’s operating leases (in thousands):

	Three Months Ended September 30,
	2026	2025
Cash payments included in the measurement of operating lease liabilities	$2,214	$1,707
ROU assets obtained in exchange for new operating lease liabilities	$—	$2,573
Current operating lease liabilities of $6.7 million and $7.0 million were included in Other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026, respectively.
As of September 30, 2026, remaining maturities of operating lease liabilities are as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2027 (remaining 9 months)	$6,018
2028	7,909
2029	5,559
2030	3,723
2031	—
2032 and thereafter	—
Total lease payments	23,209
Less: imputed interest	(2,214)
Present value of operating lease liabilities	$20,995
Note 8. Commitments and Contingencies
Other Purchase Commitments
The Company’s other purchase commitments primarily consist of third-party cloud services, support fees, and software subscriptions to support operations in the ordinary course of business. There were no material purchase commitments that were entered into during the three months ended September 30, 2026.
In December 2021, the Company entered into an agreement with Microsoft Corp., pursuant to which the Company is committed to spend a minimum of $110.0 million on cloud services. The committed spend period concludes at the end of December 2028, with the Company having the option to extend any remaining commitment into a further twelve-month period to the end of December 2029. As of September 30, 2026, the Company had $46.5 million remaining on this commitment.

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
Note 9. Debt
On July 7, 2026, the Company entered into a Credit Agreement, (the “UBS Credit Agreement”) among the Company, the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent (“UBS”). The UBS Credit Agreement provides for a five-year, senior secured revolving credit facility of $150 million with a subfacility for letters of credit in the aggregate amount of up to $10 million (the “UBS Revolving Credit Facility”). The UBS Credit Agreement also provides that the Company may seek additional revolving credit commitments in an aggregate amount not to exceed $75 million; provided, however, that subject to certain conditions set forth in the UBS Credit Agreement, the Company may seek additional incremental commitments, including term loan commitments (each as defined in the UBS Credit Agreement), in excess of such amount. Proceeds of borrowings under the UBS Revolving Credit Facility will be used for working capital and general corporate purposes of the Company and its subsidiaries, including acquisitions and to provide credit support for the Company's existing letter of credit previously issued under a prior credit agreement. No amounts have been borrowed under the UBS Revolving Credit Facility.
In connection with the execution of the UBS Credit Agreement, the Company also entered into a pledge and security agreement (the “Security Agreement”) dated as of July 7, 2026 with the subsidiaries of the Company identified therein and UBS AG, Stamford Branch as collateral agent for the secured parties identified therein. Under the Security Agreement, borrowings under the UBS Revolving Credit Facility are secured by a first priority pledge of all of the capital stock of each first-tier subsidiary of the Company and the subsidiary guarantors, subject to customary limitations with respect to foreign subsidiaries, and substantially all of the assets (excluding real estate interests) of the Company and the subsidiary guarantors. Concurrently with our entry into the UBS Credit Agreement, we terminated our existing credit agreement and related security agreement with a group of lenders led by JPMorgan Chase Bank, N.A.
Future borrowings under the UBS Revolving Credit Facility will bear interest, at the Company’s election, at an annual rate based on either (a) Term SOFR (as described in the UBS Credit Agreement) plus a percentage spread (ranging from 1.50% to 2.25%) or (b) an alternate base rate (as described in the UBS Credit Agreement) plus a percentage spread (ranging from 0.50% to 1.25%), in each case based on the Company’s total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the UBS Revolving Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on the Company’s total net leverage ratio. The UBS Credit Agreement provides for customary benchmark replacement and rate fallback provisions, including a fallback to Daily Simple SOFR plus an applicable percentage spread (ranging from 1.50% to 2.25%) upon the occurrence of a Benchmark Transition Event (each as defined in the Credit Agreement).
The Company was in compliance with all covenants as of September 30, 2026. As of September 30, 2026 and June 30, 2026, there were no outstanding borrowings under the UBS Credit Agreement.
Note 10. Stock-Based Compensation
Equity Incentive Plans
In June 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Omnibus Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (“ESPP”). The 2021 Plan provides for the grant of restricted shares, restricted share units (“RSUs”), performance shares, performance share units (“PSUs”), deferred share units, share options, and share appreciation rights. All employees, non-employee directors, and selected third-party service providers of the Company and its subsidiaries and affiliates are eligible to receive grants under the 2021 Plan. Eligible employees may purchase the Company’s common stock under the ESPP.

Stock Awards
The Company has granted time-based and performance-based stock options, RSUs and PSUs, collectively referred to as “Stock Awards.” The Company accounts for stock-based compensation using the fair value method which requires the Company to measure stock-based compensation based on the grant-date fair value of the awards and recognize compensation expense over the requisite service or performance period. Awards that contain only service conditions, are generally earned over three and four years and expensed on a straight-line basis over those terms. Compensation expense for awards that contain performance conditions is calculated using the graded vesting method and the portion of expense recognized in any period may fluctuate depending on changing estimates of the achievement of the performance conditions.
Stock Options
Stock options granted generally become exercisable ratably over a four-year period following the date of grant and expire ten years from the date of grant.
Stock option activity under the Company’s equity incentive plans during the three months ended September 30, 2026 was as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance as of June 30, 2026	1,567	$12.39	3.3	$20,343
Exercised	(148)	10.72
Forfeited/Expired	(6)	26.00
Balance as of September 30, 2026	1,413	$12.50	3.2	$33,494
Vested and exercisable as of September 30, 2026	1,413	$12.50	3.2	$33,494
Vested and expected to vest as of September 30, 2026	1,413	$12.50	3.2	$33,494
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s common stock as of the end of the period, multiplied by the number of stock options outstanding.
There were no stock options granted during the three months ended September 30, 2026. The total intrinsic value of stock options exercised and the proceeds from option exercises during the three months ended September 30, 2026 were $4.0 million and $1.6 million, respectively.
PSUs and RSUs
During the three months ended September 30, 2026, the Company granted PSUs to certain of its employees with vesting terms based on meeting certain operating performance targets, including annual recurring revenue and profitability targets, and continued service conditions. The Company also granted RSUs to certain employees that vest based on continued service.
PSU activity during the three months ended September 30, 2026 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2026	1,917	$42.69
Granted	1,043	30.98
Vested	(472)	42.96
Forfeited	(32)	39.02
Balance as of September 30, 2026	2,456	$37.71

RSU activity during the three months ended September 30, 2026 was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2026	4,588	$35.97
Granted	2,164	37.29
Vested	(581)	34.48
Forfeited	(121)	40.28
Balance as of September 30, 2026	6,050	$36.49
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Cost of revenues
Cost of subscription	$1,259	$786
Cost of license	168	177
Cost of professional services	1,593	1,425
Research and development	9,191	7,987
Sales and marketing	10,996	7,893
General and administrative	9,873	9,019
Total stock-based compensation	$33,080	$27,287
As of September 30, 2026, there was approximately $248.4 million of unrecognized compensation cost related to unvested stock-based awards granted, which is expected to be recognized over the weighted-average period of approximately 2.3 years.
2021 Employee Stock Purchase Plan
Under the ESPP, eligible employees may purchase the Company’s common stock at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the offering date or the applicable purchase date. The ESPP provides an offering period that begins on June 1 and December 1 of each year and each offering period consists of one six-month purchase period. During the three months ended September 30, 2026, no shares were purchased under the ESPP.
As of September 30, 2026, total unrecognized compensation cost related to the ESPP was $0.3 million, which will be amortized over a weighted-average vesting term of 0.2 years.
Note 11. Income Taxes
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is the full valuation allowance the Company has established on its federal and state net operating losses and credits. Income taxes from international operations were not material for the three months ended September 30, 2026 and 2025.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is currently under audit by the Internal Revenue Service. Our tax returns remain open to examination as follows: U.S. federal and states, all tax years; and foreign jurisdictions, generally other than Netherlands, fiscal years 2023 through 2026 open as of September 30, 2026 and Netherlands fiscal years 2022 through 2026 as of September 30, 2026.

Subsequent to September 30, 2026, the German tax authorities concluded their examination, resulting in an immaterial impact on the Company’s financial statements.
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
Basic net loss per share is the same as diluted net loss per share because the Company reported net losses for all periods presented. The following table sets forth the computation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,
	2026	2025
Numerator:
Net loss	$(1,306)	$(14,353)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	76,593	81,878
Net loss per share, basic and diluted	$(0.02)	$(0.18)
The Company excluded the following potential shares of common stock from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	As of September 30,
	2026	2025
Outstanding stock options to purchase common stock	1,413	2,288
Unvested PSUs and RSUs	8,506	6,769
Shares issuable under ESPP	93	66
Total	10,012	9,123
Note 13. Stockholders’ Equity
Stock Repurchase Program
On January 29, 2026, the Company’s Board of Directors authorized a new common stock repurchase program of up to $200.0 million, which was announced on February 3, 2026. The Company may purchase shares of its common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means, including through Rule 10b5-1 trading plans or through the use of other techniques. The stock repurchase program does not have an expiration date. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program does not obligate the Company to repurchase any of its common stock, or to acquire a specified number of shares, and may be modified, suspended, or discontinued at the Company’s discretion.
During the three months ended September 30, 2026, the Company repurchased approximately 0.6 million shares of its common stock for $25.0 million. The repurchased shares of common stock were retired. As of September 30, 2026, $50.0 million remained available and authorized for repurchases.

Note 14. Restructuring
During the fourth quarter of fiscal year 2026, the Company undertook various other restructuring activities (the “Other Plans”) to prioritize the Company’s investments and resources and optimize its organization structure to further support its long-term growth strategy. As of June 30, 2026, the remaining liability of $3.3 million related to the Other Plans was included within Accrued expenses on the consolidated balance sheets. During the three months ended September 30, 2026, the Company settled $3.2 million related to the Other Plans. As of September 30, 2026, the remaining liability of approximately $0.1 million related to the Other Plans was included within Accrued expenses on the unaudited condensed consolidated balance sheets.
Other restructuring charges for the three months ended September 30, 2026 were not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Notes Regarding Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes and other financial information included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2026. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, particularly in the section titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors”. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended June 30 of that year.
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
Highlights for the three months ended September 30, 2026
During the three months ended September 30, 2026, we generated total revenues of $161.3 million with a gross margin of 78%. Our operating cash flow was $28.4 million and we repurchased approximately 0.6 million shares of our common stock for $25.0 million. Total cash and cash equivalents as of September 30, 2026 were $147.7 million. Our remaining performance obligations, which represent all future revenue under contract yet to be recognized, were $799.4 million as of September 30, 2026.
How We Generate Revenue
We generate revenues primarily from the sale of our solutions, typically with one-year or multi-year contract terms. We sell our solutions through a direct sales model, which targets clients based on end market, geography, firm size, and business need. We recognize revenues from cloud subscriptions ratably over the contract term. We recognize revenues related to term license fees at a point in time when control of the term software application is transferred to the client, which generally occurs at the time of delivery or upon commencement of the renewal term. We recognize revenues related to support ratably over the term of the support contract which corresponds to the underlying term license agreement.
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

Key Factors Affecting Our Performance
Market Adoption of our AI Platform. Our future growth depends on our ability to win new accounting, consulting, investment banking, legal, private capital, and real assets clients and expand within our existing client base, primarily through the continued acceptance of our business. Our cloud business has historically grown faster than our overall business and represents an increasing proportion of our annual recurring revenues. We must demonstrate to new and existing clients the benefits of selecting our platform, and support those deployments once live with reliable and secure service. From a sales perspective, our ability to add new clients and expand within existing accounts depends upon a number of factors, including the rate at which professional firms accept AI-performed work as a substitute for human labor, regulatory and professional liability frameworks that govern AI use in legal, accounting, and advisory contexts, the competitive landscape for AI platforms in professional services, the quality and effectiveness of our sales personnel and marketing efforts, and our ability to convince key decision makers within the professional firms to embrace our vertical solutions over internally developed and horizontal solutions. If our clients do not continue to see the ability of our platform to generate return on investment relative to other software alternatives, net revenue retention could suffer and our operating results may be adversely affected.
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
We have a track record of successfully identifying, acquiring, and integrating complementary businesses within the accounting, consulting, investment banking, legal, private capital, and real assets industries. To complement our organic investment in innovation and accelerate our growth, we will continue to evaluate acquisition opportunities that help us extend our platform, broaden and deepen our market leadership, and add new clients.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to help us evaluate our business, measure our performance and the effectiveness of our sales and marketing efforts, identify trends affecting our business, formulate business plans and budgets, and make strategic decisions.
Annual Recurring Revenues (“ARR”)
ARR represents the annualized recurring value of all active subscription and on-premise license contracts at the end of a reporting period. Contracts with a term other than one year are annualized by taking the committed contract value for the current period divided by number of days in that period then multiplying by 365. As a metric, ARR mitigates fluctuations in revenue recognition due to certain factors, including contract term and the sales mix of subscription contracts and licenses. ARR does not have any standardized meaning and may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenues and deferred revenues and is not intended to be combined with or to replace either of those elements of our financial statements. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our clients.
ARR was $607.1 million and $504.1 million as of September 30, 2026 and 2025, respectively, an increase of 20%.
Cloud ARR
Cloud ARR is the portion of our ARR which represents the annualized recurring value of our active subscription contracts. We believe Cloud ARR provides important information about our ability to sell new cloud subscriptions to existing clients and to acquire new subscription clients.
Cloud ARR was $515.3 million and $401.4 million as of September 30, 2026 and 2025, respectively, an increase of 28%, and represented 85% and 80% of ARR as of September 30, 2026 and 2025, respectively.

Cloud Net Revenue Retention (“NRR”)
Cloud NRR is the portion of our NRR which represents the net revenue retention of our subscription contracts. We calculate Cloud NRR by starting with the Cloud ARR from the cohort of all clients as of the twelve months prior to the applicable fiscal period, or prior period Cloud ARR. We then calculate the Cloud ARR from these same clients as of the current fiscal period, or current period Cloud ARR. We then divide the current period Cloud ARR by the prior period Cloud ARR to calculate the Cloud NRR.
This metric accounts for changes in our cloud recurring revenue base from cross-sell (additional solution capabilities sold), upsell (additional seats sold), cloud migrations, price changes, and client attrition (including contraction of solution capabilities, contraction of seats and client churn). Our trailing twelve months Cloud NRR as of September 30, 2026 and 2025 was 123% and 121%, respectively.
Number of Clients
Our client base includes some of the largest and most reputable accounting, consulting, investment banking, legal, private capital, and real assets firms globally. These clients have the financial and operating resources needed to purchase, deploy, and successfully use the full capabilities of our software platform, and as such, we believe our ability to increase the number of enterprise clients on our platform is a key indicator of the growth of our business and our future business opportunities. We define an enterprise client at the end of any reporting period as an entity with at least one active subscription as of the measurement date with contracts greater than $50,000 of ARR. We believe the number of our enterprise clients with contracts greater than $50,000 of ARR and the number of our enterprise clients with contracts greater than $100,000 of ARR are important metrics for highlighting our progress on the path to full adoption of our platform by our accounting, consulting, investment banking, legal, private capital, and real assets clients. As of September 30, 2026 and 2025, we had more than 1,400 and 1,300 enterprise clients, respectively, with contracts greater than $50,000 of ARR, representing an 8% increase. As of September 30, 2026 and 2025, we had 908 and 813 enterprise clients, respectively, with contracts greater than $100,000 of ARR, representing a 12% increase.
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
Components of Our Results of Operations
Certain prior period amounts reported in our unaudited condensed consolidated financial statements and notes thereto have been renamed to conform to the current year presentation. Effective July 1, 2026, we adjusted the naming of “SaaS revenues” to be “subscription revenues” on our unaudited condensed consolidated statements of operations. The presentation of cost of revenues has been conformed to reflect the changes related to the presentation of revenues. Such changes related to the presentation of revenues and cost of revenues did not affect total revenues, operating loss, or net loss. There was no change to our revenue recognition policy, except for the change in naming noted herein.
Revenues
We generate revenues from the sale of our subscription solutions and premium support services. License revenues are derived from our term software applications and related support services. Professional services revenues are earned by delivering professional services for the configuration, implementation and upgrades of our solutions.
Subscription
Subscription revenues include fees from clients accessing our cloud solutions, premium support services related to subscriptions, and updates, if any, to the subscribed service during the subscription term. We recognize subscription revenues ratably over the contract term beginning on the commencement date of each contract, which is the date when the service is provisioned and made available to our clients. The initial term of our subscription contracts is generally one to three years in duration.

License
License revenues include on-premise fees from providing clients with the right to functional intellectual property where clients can benefit from the subscription licenses on their own and support services related to the licenses, which entitles clients to receive technical support and software updates, on a when and if available basis. We recognize license revenues related to subscription fees at a point in time when control of our term software application is transferred to the client, which generally occurs at the time of delivery or upon commencement of the renewal term. License fees are generally payable in advance on an annual basis over the term of the license arrangement, which is typically non-cancelable. We recognize license revenues related to support ratably over the term of the support contract which corresponds to the underlying license agreement. As clients approach cloud migrations, we expect contract durations for our existing license clients to shorten, leading to a decline in revenue recognized at a point in time. From time to time, there may be cumulative catch ups in revenue as a result of compliance uplift contracts. However, over time as we focus on new sales of our cloud solutions and encourage existing license clients to migrate to cloud solutions, we expect revenues from license to decrease as a percentage of total revenues.
Professional Services
Our professional services revenues primarily consist of implementation, configuration, and upgrade services provided to clients and others. These engagements are billed to clients either on a time and materials or milestone basis; revenues are recognized as invoiced or in proportion to the work performed, respectively. We expect the demand for our professional services to remain relatively flat, with modest increases due to client growth and the need for implementation, upgrade, and migration services for new and existing clients. This demand will be affected by the mix of professional services that are provided by us versus provided by our third-party implementation partners, reflecting our strategy to de-emphasize professional services revenue. This shift will enhance partner involvement, support co-selling efforts, and drive partner-led deal origination.
Cost of Revenues
Our cost of revenues consists primarily of expenses related to providing subscription solutions, premium support services related to subscription, support services related to license and professional services to our clients, including personnel costs (salaries, bonuses, benefits and stock-based compensation) and related expenses for client support and services personnel, as well as cloud infrastructure costs, third-party expenses, depreciation of fixed assets, amortization of capitalized internal-use software costs and acquired intangible assets, and allocated overhead costs. We expect our cost of revenues to increase in absolute dollars as we expand our subscription client base over time as this will result in increased cloud infrastructure costs and increased costs for additional personnel to provide technical support services to our growing client base.
Cost of Subscription
Our cost of subscription revenues comprises the direct costs to deliver and support our subscription solutions and premium support services related to subscription, including personnel costs, allocated overhead costs, third-party hosting fees related to cloud infrastructure, amortization of capitalized internal-use software costs, amortization of acquired intangible assets, and depreciation of fixed assets. We expect the cost of subscription revenues to increase in absolute dollars as we continue to increase usage of third-party hosting and AI product costs to support our growing client base.
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
General and Administrative
Our general and administrative expenses consist primarily of personnel costs as well as professional services and facilities costs related to our executive, finance, human resources, information technology, and legal functions. As a public company, we expect to continue to incur significant accounting and legal costs related to compliance with rules and regulations enacted by the SEC, including the costs of maintaining compliance with the Sarbanes-Oxley Act, as well as insurance, investor relations, and other costs associated with being a public company. In the medium term, we expect general and administrative expenses may decrease as a percentage of revenues as we continue to invest in various process efficiency initiatives.
Interest and Other Income, Net
Our interest and other income, net consists primarily of interest income from our cash and cash equivalents, gains and losses from foreign currency transactions, remeasurement, a foreign currency impact from dissolution of subsidiary, and non-cash interest expense related to the amortization of deferred financing costs.
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

Results of Operations
The following tables set forth our results of operations for the periods presented, expressed in total U.S. dollar terms and as a percentage of our total revenues (percentages may not add up due to rounding):

	Three Months Ended September 30,
	2026		2025

	(in thousands, except for percentages)
Revenues:
Subscription	$125,488	78%	$97,524	70%
License	23,030	14	29,187	21
Professional services	12,744	8	12,316	9
Total revenues	161,262	100	139,027	100
Cost of revenues (1):
Subscription	19,604	12	17,860	13
License	1,158	1	1,568	1
Professional services	14,894	9	15,768	11
Total cost of revenues	35,656	22	35,196	25
Gross profit	125,606	78	103,831	75
Operating expenses (1):
Research and development	40,823	25	40,934	29
Sales and marketing	57,783	36	48,786	35
General and administrative	28,062	17	28,566	21
Total operating expenses	126,668	78	118,286	85
Operating loss	(1,062)	—	(14,455)	(10)
Interest and other income, net	843	1	1,059	1
Net loss before income taxes	(219)	1	(13,396)	(9)
Income tax expense	(1,087)	(1)	(957)	(1)
Net loss	$(1,306)	—%	$(14,353)	(10)%
(1)Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,
	2026		2025
Cost of subscription	$1,259	1%	$786	1%
Cost of license	168	—	177	—
Cost of professional services	1,593	1	1,425	1
Research and development	9,191	6	7,987	6
Sales and marketing	10,996	7	7,893	6
General and administrative	9,873	6	9,019	6
Total stock-based compensation	$33,080	21%	$27,287	20%

Comparison of the Three Months Ended September 30, 2026 and 2025
Revenues

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except for percentages)
Revenues:
Subscription	$125,488	$97,524	$27,964	29%
License	23,030	29,187	(6,157)	(21%)
Professional services	12,744	12,316	428	3%
Total revenues	$161,262	$139,027	$22,235	16%
Subscription
Subscription revenues increased by $28.0 million, or 29%, in the three months ended September 30, 2026 compared to the same period in the prior year, due to sales to new clients and expansion of existing clients from both cross-selling and upselling sales motions. The continuation of clients migrating from using our on-premise license solutions to our cloud solutions also contributed to the growth.
License
License revenues decreased by $6.2 million, or 21%, in the three months ended September 30, 2026 compared to the same period in the prior year, due to clients migrating to our cloud solutions.
Professional Services
Professional services revenues increased by $0.4 million, or 3%, in the three months ended September 30, 2026 compared to the same period in the prior year, due to a continuation demand for implementation, upgrade and migration services consistent with our revenue growth.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except for percentages)
Cost of revenues:
Subscription	$19,604	$17,860	$1,744	10%
License	1,158	1,568	(410)	(26%)
Professional services	14,894	15,768	(874)	(6%)
Total cost of revenues	35,656	35,196	460	1%
Gross profit:
Subscription	105,884	79,664	26,220	33%
License	21,872	27,619	(5,747)	(21%)
Professional services	(2,150)	(3,452)	1,302	38%
Gross profit	$125,606	$103,831	$21,775	21%

Cost of Subscription
Cost of subscription revenues increased by $1.7 million, or 10%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily driven by increases in cloud hosting costs and AI product cost of $2.0 million, royalty expenses of $0.5 million and $0.4 million stock-based compensation expense mainly due to an increase in stock awards granted, partially offset by a decrease in amortization of acquired intangible assets costs of $0.6 million and a decrease in personnel-related costs of $0.6 million.
Cost of License
Cost of license revenues decreased by $0.4 million, or 26%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to a decrease in personnel-related costs of $0.3 million.
Cost of Professional Services
Cost of professional services revenues decreased by $0.9 million, or 6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to a decrease in contractor costs of $0.9 million.
Gross Profit
Gross profit increased by $21.8 million, or 21%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Of this increase, $26.2 million was attributable to growth in subscription revenues, partially offset by a $5.7 million decrease related to license revenues as clients migrated to subscription solutions.

Operating Expenses

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except for percentages)
Operating expenses:
Research and development	$40,823	$40,934	$(111)	—%
Sales and marketing	57,783	48,786	8,997	18%
General and administrative	28,062	28,566	(504)	(2%)
Total operating expenses	$126,668	$118,286	$8,382	7%
Research and Development
Research and development expenses decreased by $0.1 million, or less than 1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily driven by a decrease in personnel-related costs of $1.4 million due to decreased headcount and deferred consideration accruals of $1.1 million related to prior acquisitions, partially offset by an increase in stock-based compensation expense of $1.2 million primarily due to an increase in stock awards granted, and technology costs of $1.2 million due to increased usage of third-party hosting and AI product costs.
Sales and Marketing
Sales and marketing expenses increased by $9.0 million, or 18%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily driven by increases in personnel-related costs of $3.1 million due to annual salary increases and increased headcount, stock-based compensation expense of $3.1 million primarily due to an increase in stock awards granted, commissions expense of $1.5 million due to higher amortization of capitalized commissions exceeding current period capitalization as a result of seasonality, marketing events and related travel expenses of $0.8 million, and advertising costs of $0.4 million.
General and Administrative
General and administrative expenses decreased by $0.5 million, or 2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was driven by decreases of $1.4 million in cloud computing implementation impairments related to our digital transformation initiative in the prior year, partially offset by increases in stock-based compensation expense of $0.9 million primarily due to an increase in stock awards granted.

Interest and Other Income, Net

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except for percentages)
Interest and other income, net	$843	$1,059	$(216)	(20%)
Interest and other income, net, decreased by $0.2 million or 20%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This was primarily driven by a $1.6 million decrease in interest income as a result of a reduction in cash held in money market funds and an increase of $0.1 million expense related to debt financing cost, partially offset by a $0.8 million change from a foreign currency impact from dissolution of subsidiary in the prior year and a $0.7 million change from foreign currency transactions and remeasurement.
Income Tax Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(in thousands, except for percentages)
Income tax expense	$(1,087)	$(957)	$(130)	14%
Our income tax expense during the three months ended September 30, 2026 and 2025 was primarily attributable to income tax expense in foreign jurisdictions and a number of U.S. state jurisdictions.
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of September 30, 2026, we had cash and cash equivalents of $147.7 million. We finance our liquidity needs primarily through collections from clients, where we generally bill and collect from our clients annually in advance. Our billings are subject to seasonality with billings in the fourth quarter higher than in the other quarters.
Operating losses could continue in the future as we continue to invest in the growth of our business. We believe our existing cash and cash equivalents as of September 30, 2026, along with our UBS Credit Facility described below, will be sufficient to meet our working capital and capital expenditure needs for the next twelve months and beyond.
On July 7, 2026, we entered into a Credit Agreement (the “UBS Credit Agreement”) with a group of lenders led by UBS AG, Stamford Branch (“UBS”). The UBS Credit Agreement provides for a five-year, senior secured revolving credit facility of $150.0 million with a sub-facility for letters of credit in the aggregate amount of up to $10.0 million (the “UBS Revolving Credit Facility”). As of September 30, 2026, no amounts have been borrowed under the UBS Revolving Credit Facility. Concurrently with our entry into the UBS Credit Agreement, we terminated our existing credit agreement and related security agreement with a group of lenders led by JPMorgan Chase Bank, N.A. (“JPMorgan”). See Note 9. “Debt” to our unaudited condensed consolidated financial statements for additional information.
Our primary uses of cash include personnel-related expenses, third-party cloud infrastructure expenses, research and development, sales and marketing expenses, overhead costs and acquisitions, or share repurchases we may make from time to time. We may also use cash to pay employee payroll tax withholding on the vested stock awards through net share settlement from time to time. Our future capital requirements will depend on many factors, including, but not limited to, our ability to grow our revenues and the timing and extent of investment across our organization necessary to support growth in our business. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses or technologies. We may need to seek additional equity or debt financing in order to meet these future capital requirements. If we are unable to raise additional capital when desired, or on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$28,419	$13,795
Net cash used in investing activities	(2,318)	(5,851)
Net cash used in financing activities	(41,353)	(47,220)
Effect of foreign currency exchange rate changes on cash and cash equivalents	133	(396)
Net decrease in cash, cash equivalents and restricted cash	$(15,119)	$(39,672)
Operating Activities
During the three months ended September 30, 2026, net cash provided by operating activities was $28.4 million, as our net loss of $1.3 million was reduced by $29.7 million of adjustments. These adjustments consisted of $38.8 million of non-cash charges (principally comprising of stock-based compensation, depreciation and amortization, and amortization of operating lease right-of-use assets) and a net cash outflow of $9.0 million from net changes in operating assets and liabilities. The net cash outflow from changes in operating assets and liabilities was primarily driven by a $27.9 million decrease in accounts payable and accrued liabilities primarily due to timing of payments, a decrease in deferred revenue of $27.3 million due to the timing of invoicing our clients, a $1.9 million decrease in operating lease liabilities due to timing of lease payments, and a $1.6 million decrease in other liabilities due to timing of payments, partially offset by a decrease in accounts receivable of $47.1 million due to timing of billing and collections on our outstanding receivables, a $1.7 million decrease in deferred commissions due to decreased sales, and a decrease in unbilled receivables of $0.5 million due to the timing of invoicing to our clients.
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
Investing Activities
During the three months ended September 30, 2026, net cash used in investing activities was $2.3 million, due to capitalized internal-use software costs of $2.0 million and capital expenditures of $0.3 million on property and equipment.
During the three months ended September 30, 2025, net cash used in investing activities was $5.9 million, due to a strategic investment purchase of $3.0 million, capitalized internal-use software costs of $2.3 million, and capital expenditures of $0.6 million on property and equipment largely of computer equipment.
Financing Activities
During the three months ended September 30, 2026, net cash used in financing activities was $41.4 million, comprised of $25.0 million in payments for the repurchases of common stock, $16.8 million of payments related to employee payroll tax withholding on vested equity awards through net share settlement and $1.1 million in payments for debt transaction costs, partially offset by $1.6 million of proceeds from stock option exercises.
During the three months ended September 30, 2025, net cash used in financing activities was $47.2 million, comprised of $50.0 million in payments for the repurchases of common stock, partially offset by $2.8 million of proceeds from stock option exercises.

Stock Repurchase Programs
On January 29, 2026, our Board of Directors authorized a new common stock repurchase program of up to $200.0 million. During the three months ended September 30, 2026, we repurchased $25.0 million of our common stock under this program and $50.0 million remains available for repurchase under this repurchase authorization limit. The repurchased shares of common stock were retired.
For further information refer to Note 13. “Stockholders’ Equity” to our unaudited condensed consolidated financial statements.
Material Cash Commitments
There have been no significant changes in our material cash requirements from those disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on August 14, 2026.
Indebtedness
On July 7, 2026, the Company entered into the UBS Credit Agreement among the Company, the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent. The UBS Credit Agreement provides for a five-year, senior secured revolving credit facility of $150 million with a subfacility for letters of credit in the aggregate amount of up to $10 million. The UBS Credit Agreement also provides that the Company may seek additional revolving credit commitments in an aggregate amount not to exceed $75 million; provided, however, that subject to certain conditions set forth in the UBS Credit Agreement, the Company may seek additional incremental commitments, including term loan commitments (each as defined in the UBS Credit Agreement), in excess of such amount. We were in compliance with all of the covenants as of September 30, 2026.
As of September 30, 2026, there were no outstanding borrowings under the UBS Credit Agreement. Upon entering into the UBS Credit Agreement, the Company terminated the existing credit agreement with a group of lenders led by JPMorgan.
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
There have been no material changes to our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
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
Credit Risk
We routinely assess the creditworthiness of our clients. We have not experienced any material losses related to non-payment of receivables from individual or groups of clients due to loss of creditworthiness during the three months ended September 30, 2026. Clients representing in excess of 10% of our accounts receivable balance was zero and one as of September 30, 2026 and June 30, 2026, respectively. Due to these factors, management believes that we do not have additional credit risk beyond the amounts already provided for collection losses in our accounts receivable.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash held in cash deposits and cash equivalents invested in money market funds and the UBS Revolving Credit Facility.
As of September 30, 2026, we had cash and cash equivalents of $147.7 million held with multiple high credit quality financial institutions, including investments in money market funds. Our investments are subject to market risk due to changes in interest rates, which may affect our interest income. A hypothetical 100 basis points increase or decrease in interest rates would not have a material impact on our operating results or the fair value of our cash and cash equivalents over the next twelve months.
As of September 30, 2026, we had no outstanding loan balance under our senior secured revolving credit facility. Future borrowings under the UBS Revolving Credit Facility will bear interest, at the Company’s election, at an annual rate based on either (a) Term SOFR (as described in the UBS Credit Agreement) plus a percentage spread (ranging from 1.50% to 2.25%) or (b) an alternate base rate (as described in the UBS Credit Agreement) plus a percentage spread (ranging from 0.50% to 1.25%), in each case based on the Company’s total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the UBS Revolving Credit Facility at an annual rate ranging from 0.25% to 0.40%, based on the Company’s total net leverage ratio. As a result, we will be exposed to increased interest rate risk if we draw down on the facility. The UBS Credit Agreement provides for customary benchmark replacement and rate fallback provisions, including a fallback to Daily Simple SOFR plus an applicable percentage spread (ranging from 1.50% to 2.25%) upon the occurrence of a Benchmark Transition Event (each as defined in the UBS Credit Agreement). For further information refer to Note 9. “Debt” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 for further information on the Credit Agreement and the Security Agreement.

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
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations, and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations, or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity under our publicly announced share repurchase program and those made outside of the publicly announced program during the three months ended September 30, 2026 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026	—	$—	—	$75,000
August 1, 2026 - August 31, 2026	295	$39.56	295	$63,328
September 1, 2026 - September 30, 2026	317	$41.96	317	$50,013
Total	612		612
(1) The Board of Directors approved a $200.0 million stock repurchase program approved on January 29, 2026 and announced by the Company on February 3, 2026. As of September 30, 2026, approximately $50.0 million remained available under the current program. The current program has no expiration date and does not obligate the Company to acquire a minimum amount of shares and may be modified, suspended, or discontinued at any time at the Company’s discretion.
The above table excludes shares repurchased to settle employee tax withholding related to the vesting of stock awards during the quarter.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”), except for the following directors and/or officers of the Company:

Nancy Harris, a member of our Board of Directors, entered into a Rule 10b5-1 Plan on August 10, 2026, which has an end date of August 31, 2027. Ms. Harris's Rule 10b5-1 Plan provides for the potential sale of up to 21,582 shares of Intapp common stock.

Ben Harrison, our President, Industries, entered into a Rule 10b5-1 Plan on August 17, 2026, which has an end date of December 31, 2027. Mr. Harrison’s Rule 10b5-1 Plan provides for the potential sale of up to 55,883 shares of Intapp common stock and the net shares of Intapp common stock that Mr. Harrison will receive from the vesting of outstanding awards of PSUs and RSUs (commencing with the November 2026 vesting) granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.

Ralph Baxter, a member of our Board of Directors, entered into a Rule 10b5-1 Plan on August 19, 2026, which has an end date of May 22, 2027. Mr. Baxter’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 66,757 shares of Intapp common stock.

Dustin Sedgwick, our Chief Marketing Officer, entered into a Rule 10b5-1 Plan on September 9, 2026, which has an end date of January 31, 2028. Mr. Sedgwick’s Rule 10b5-1 Plan provides for the potential sale of up to 10,073 shares of Intapp common stock and 50%, 90% or 100% of the net shares of Intapp common stock (depending on the award and vesting date) that Mr. Sedgwick will receive from the vesting of outstanding awards of PSUs and RSUs granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.

David Morton, our Chief Financial Officer, entered into a Rule 10b5-1 Plan on September 10, 2026, which has an end date of September 30, 2027. Mr. Morton’s Rule 10b5-1 Plan provides for the potential sale of up to 80,000 shares of Intapp common stock.

Don Coleman, our Chief Operating Officer, entered into a Rule 10b5-1 Plan on September 14, 2026, which has an end date of December 31, 2027. Mr. Coleman’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 63,730 shares of Intapp common stock, 114,082 shares of Intapp common stock and 60% of the net shares of Intapp common stock that Mr. Coleman will receive from the vesting of outstanding awards of PSUs and RSUs granted prior to the adoption of his current Rule 10b5-1 Plan until the plan’s end date.

John Hall, our Chairman and Chief Executive Officer, entered into a Rule 10b5-1 Plan on September 15, 2026, which has an end date of December 31, 2027. Mr. Hall’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 52,000 shares of Intapp common stock and the potential sale of the net shares of Intapp common stock that Mr. Hall will receive from the vesting of outstanding awards of PSUs and RSUs until the plan’s end date.

Item 6. Exhibits
The information required by this Item is set forth on the exhibit index that precedes the signature page of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Date	Number	Filed Herewith

10.1	Third Amended and Restated Registration Rights Agreement, dated July 1, 2026, by and among Intapp, Inc., Anderson Investments Pte. Ltd., Aranda Investments Pte. Ltd. and John Hall	8-K	001-40550	July 7, 2026	10.1

10.2†	Credit Agreement, dated as of July 7, 2026, by and among the Company, the guarantors party thereto, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent.	10-K	001-40550	August 14, 2026	10.21

10.3†	Pledge and Security Agreement, dated as of July 7, 2026, by and among the Company, the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as collateral agent.	10-K	001-40550	August 14, 2026	10.22

10.4+	Eleventh Amendment to Consulting Agreement, dated July 2, 2026, by and between Integration Appliance, Inc. and Ralph Baxter, Inc.	10-K	001-40550	August 14, 2026	10.35

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkage Documents					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

Intapp, Inc.

Date: October 27, 2026	By:	/s/ John Hall
John Hall
Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2026	By:	/s/ David Morton
David Morton
Chief Financial Officer (Principal Financial and Accounting Officer)